Form 10QSB
period 1998-06-30
MURFREESBORO BANCORP INC
filed 1998-08-14
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 0-24161

                           MURFREESBORO BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant As Specified in Its Charter)

            Tennessee                                       62-1694317
            ---------                                       ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

              615 Memorial Boulevard, Murfreesboro, Tennessee 37129
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (615) 890-1111
                                 --------------
              (Registrant's telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X            NO
     ---              ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:  907,609 shares at August 11, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998



                                 C O N T E N T S

                                                                                                  Page
                                                                                                Number
                                                                                                ------

Consolidated Balance Sheet ....................................................................    3

Consolidated Statements of Operations .........................................................   4-5

Consolidated Statement of Cash Flows ..........................................................    6

Notes to Consolidated Financial Statements ....................................................    7

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

         ASSETS
                                                                             June 30,              Dec.31,
                                                                               1998                 1997
                                                                            (Unaudited)
Cash and due from banks                                                        $   931             $ 1,006
Federal funds sold                                                               1,921               7,704
----------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                               2,852               8,710
----------------------------------------------------------------------------------------------------------

Securities available for sale                                                   21,266              14,732
Securities held to maturity                                                      4,296                   -
----------------------------------------------------------------------------------------------------------
   Total investment securities                                                  25,562              14,732
----------------------------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $297,000 and $68,000, respectively                                        23,443               5,333
Premises and equipment, net                                                      1,567               1,558
Accrued interest receivable                                                        455                 149
Other assets                                                                       124                 128
----------------------------------------------------------------------------------------------------------
   Total assets                                                               $ 54,003             $30,610
==========================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                      $ 45,390            $ 21,765
Accrued interest payable                                                           161                  74
Other liabilities                                                                   72                  81
----------------------------------------------------------------------------------------------------------
   Total liabilities                                                            45,623              21,920
----------------------------------------------------------------------------------------------------------

Contingencies                                                                      --                   --

Shareholders' equity :
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                 --                   --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                    4,538                4,538
Additional paid-in capital                                                      4,530                4,530
Deficit                                                                          (688)                (369)
-----------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                8,380                8,699
Accumulated other comprehensive income                                             -                    (9)
-----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                   8,380                8,690
----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                 $54,003              $30,610
==========================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

Interest income:
   Interest and fees on loans                                                                       $  613
   Interest on taxable investment securities                                                           628
   Interest on federal funds sold                                                                      108
----------------------------------------------------------------------------------------------------------
     Total interest income                                                                           1,349
----------------------------------------------------------------------------------------------------------

Interest expense:
   Interest on negotiable order of withdrawal accounts                                                 315
   Interest on money market demand accounts                                                             99
   Interest on savings deposits                                                                          1
   Interest on certificates of deposit                                                                 447
----------------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                                                862
----------------------------------------------------------------------------------------------------------
   Interest on securities sold under agreement to repurchase                                             2
----------------------------------------------------------------------------------------------------------
     Total interest expense                                                                            864
----------------------------------------------------------------------------------------------------------

     Net interest income                                                                               485

Provision for possible loan losses                                                                     229
----------------------------------------------------------------------------------------------------------

     Net interest income after provision for possible loan losses                                      256

Non-interest income:
   Service charges on deposits                                                                          36
   Other fees and commissions                                                                            3
   Other non-interest income                                                                             6
----------------------------------------------------------------------------------------------------------
     Total non-interest income                                                                          45
----------------------------------------------------------------------------------------------------------

Non-interest expense:
   Salaries and employee benefits                                                                      306
   Occupancy expenses, net                                                                              32
   Furniture and equipment expense                                                                      39
   Other non-interest expense                                                                          243
----------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                                        620
----------------------------------------------------------------------------------------------------------
     Loss before income taxes                                                                         (319)

Income tax benefit                                                                                       -
----------------------------------------------------------------------------------------------------------

         Net loss                                                                                $    (319)
==========================================================================================================

         Loss per share - basic (no dilutive items outstanding)                          $(0.36)
===============================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FOR THE QUARTER ENDED JUNE 30, 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

           (Tabular amounts are in thousands except per share amounts)

Interest income:
   Interest and fees on loans                                                                         $407
   Interest on taxable investment securities                                                           368
   Interest on federal funds sold                                                                       36
----------------------------------------------------------------------------------------------------------
     Total interest income                                                                             811
----------------------------------------------------------------------------------------------------------

Interest expense:
   Interest on negotiable order of withdrawal accounts                                                 177
   Interest on money market demand accounts                                                             65
   Interest on savings deposits                                                                          1
   Interest on certificates of deposit                                                                 274
----------------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                                                517
----------------------------------------------------------------------------------------------------------
   Interest on securities sold under agreement to repurchase                                             2
----------------------------------------------------------------------------------------------------------
     Total interest expense                                                                            519

----------------------------------------------------------------------------------------------------------
     Net interest income                                                                               292

Provision for possible loan losses                                                                     116
----------------------------------------------------------------------------------------------------------

     Net interest income after provision for possible loan losses                                      256

Non-interest income:
   Service charges on deposits                                                                          24
   Other fees and commissions                                                                            2
   Other non-interest income                                                                             4
----------------------------------------------------------------------------------------------------------
     Total non-interest income                                                                          30
----------------------------------------------------------------------------------------------------------

Non-interest expense:
   Salaries and employee benefits                                                                      167
   Occupancy expenses, net                                                                              23
   Furniture and equipment expense                                                                      20
   Other non-interest expense                                                                          140
----------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                                        350
----------------------------------------------------------------------------------------------------------
     Loss before income taxes                                                                         (144)

Income tax benefit                                                                                       -
----------------------------------------------------------------------------------------------------------

         Net loss                                                                                    $(144)
==========================================================================================================

         Loss per share - basic (no dilutive items outstanding)                    $(0.17)
=========================================================================================






See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

Operating activities:
   Net loss                                                                                          $(319)
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Provision for loan losses                                                                         229
     Provision for depreciation, amortization and accretion, net                                        43
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                                       (306)
        Increase in accrued interest payable                                                            87
        Decrease in other liabilities                                                                   (9)
----------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                                            (275)
----------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                                       (11,515)
   Purchase of securities held to maturity                                                          (5,552)
   Maturities and calls of securities available for sale                                             5,000
   Maturities and calls of securities held to maturity                                               1,250
   Increase in loans, net                                                                          (18,339)
   Additions to premises and equipment                                                                 (52)
----------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                           (29,208)
----------------------------------------------------------------------------------------------------------

Financing activities:
   Net increase in deposits                                                                         23,625
----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                        23,625
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                           (5,858)

Cash and cash equivalents at the beginning of the period                                             8,710
----------------------------------------------------------------------------------------------------------


Cash and cash equivalents at the end of the period                                                 $ 2,852
==========================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the year for:

        Interest                                                                                   $   777
        ==================================================================================================

Non-cash transactions:

        Decrease in unrealized loss on securities available for sale                               $     9
        ==================================================================================================

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)


         (1)      BASIS OF PRESENTATION
                  The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of operations for the six months and quarter ended June 30, 1998, comprehensive earnings for the six months and quarter ended June 30, 1998 and changes in cash flows for the six months ended June 30, 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Form 10-SB. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Company was basically inactive during the first six months of 1997 so no comparative financial data is presented for the six months and quarter ended June 30, 1997.

         (2) COMPREHENSIVE INCOME Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months and six months ended June 30, 1998, respectively.

                                                                                  Tax            Net of
                                                               Pre-Tax           Expense           Tax
                                                               Amount            Benefit         Amount
                                                               -------           -------         ------
                                                                            (In thousands)
Three months ended June 30, 1998

Net unrealized gain on securities available for sale           $     6            $    -         $    6
-------------------------------------------------------------  -------            ------         ------
Other comprehensive income                                     $     6            $    -         $    6
=============================================================  =======            ======         ======

Six months ended June 30, 1998

Net unrealized gain on securities available for sale           $     9            $    -         $    9
-------------------------------------------------------------  -------            ------         ======
Other comprehensive income                                     $     9            $    -         $    9
=============================================================  =======            ======         ======

         (3) EARNINGS PER SHARE The weighted average number of common shares outstanding during the six months ended and quarter ended June 30, 1998 was 907,609. There were no dilutive items outstanding during the six months and quarter ending June 30, 1998.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS


GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow. The Company was inactive and dormant from its formation on October 21, 1996 until December 31, 1996. Prior to opening on October 6, 1997, the Company was in organization without significant activity in the six months ended June 30, 1997 and the quarter ended June 30, 1997. There is no meaningful comparative data from the corresponding periods in 1997.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the six months ended June 30, 1998 totaled $39,461,000, which represented 92.1% of average total assets. Earning assets totaled $51,223,000 at June 30, 1998. Average earning assets for the quarter ended June 30, 1998 totaled $46,335,000, which represented 92.3% of average total assets.

Loan Portfolio. The Company's average loans for the six months ended June 30, 1998 were $14,786,000 and for the quarter ended June 30, 1998 were $19,697,000.
The balance in total loans at June 30, 1998 was $23,740,000 at June 30, 1998.

Investment Portfolio. The Company's investment securities portfolio averaged $20,890,000 for the six months ended June 30, 1998 and $24,162,000 for the quarter ended June 30, 1998. The portfolio totaled $25,562,000 at June 30, 1998.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. At December 31, 1997, unrealized losses in the "Available for Sale" portfolio amounted to $9,000 and no loss at June 30, 1998. The average balance of securities "Available for Sale" during the quarter ended June 30, 1998 was $20,059,000, for the six months ended was $18,329,000 and the balance at June 30, 1998 was $21,266,000. The average balance of securities "Held to Maturity" during the quarter ended June 30, 1998 was $4,104,000, for the six months ended $2,562,000 and the balance at June 30, 1998 was $4,296,000.

Deposits. The Company's average deposits were $34,062,000 during the six months ended June 30, 1998. This included average noninterest-bearing deposits of $1,435,000, average certificates of deposit of $15,692,000, average saving deposits of $116,000 and average interest bearing transaction accounts of $16,819,000. The Company's average deposits for the quarter ended June 30, 1998 were $41,366,000. This included average non-interest bearing deposits of $1,716,000, average certificates of deposit of $19,303,000, average savings deposits of $142,000 and average interest bearing transaction accounts of $20,205,000. Deposits at June 30, 1998 were $45,390,000.

Capital Resources. Shareholders' equity totaled $8,380,000 at of June 30, 1998. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $688,000 and no accumulated other comprehensive income.

BALANCE SHEET MANAGEMENT

Liquidity Management. Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment securities. Additional sources of liquidity are loan repayments and possible prepayments from the mortgage-backed securities from the investment portfolio.

The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest bearing deposit accounts. At June 30, 1998, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at June 30, 1998.

Because of the level of capital obtained information, no additional capital funds or notes payable are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the six months ended June 30, 1998 totaled $485,000. This was the result of interest income of $1,349,000 and interest expense of $864,000 for the same period. Interest income produced by the loan portfolio totaled $613,000, interest income on investment securities totaled $628,000 and interest income on federal funds totaled $108,000. Interest expense included $447,000 of interest expense on certificates of deposit and interest expense of $415,000 on interest-bearing transaction accounts, savings accounts and money market accounts and $2,000 of interest expense on securities sold under agreement to repurchase.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets.

The net interest margin for the 1997 was 2.48%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.41% for the same period. The yield on earning assets was 6.89% for the six months ended June 30, 1998.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 1998 was 1.56%.

As the Company continues to grow interest income can be expected to increase particularly in the area of interest and fees on loans. It is management's desire to continue quality loan growth which should increase the yield on interest-earning assets. As the Company grows, it can be expected that deposits will increase and increase the interest expense. It is management's intent to maintain or lower the cost of funds which should show an increase in net interest income.

Allowance for Possible Loan Losses. Lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans which present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis.

Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a quarterly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears.

The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Management believes that the $297,000 at June 30, 1998 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis.

The Company had no non-performing assets or impaired loans as of June 30, 1998.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $45,000 for the six months ended June 30, 1998. This included $36,000 from service charges on deposit accounts, $3,000 of fee income and $6,000 of other non-interest income. There were no gain or losses on securities during the six months ended June 30, 1998. Non-interest income should increase as the Company grows and adds deposit accounts for which service charges my be made and additional fee generating services are expanded.

Non-interest Expenses. Non-interest expense for the six months ended June 30, 1998 totaled $620,000. Salaries and employee benefits for the period totaled $306,000, occupancy expense totaled $32,000 while furniture and equipment expense totaled $39,000. All other non-interest expenses totaled $243,000 for the six months ended June 30, 1998. Other non-interest expense include supplies and printing, data processing, telephone, postage and legal and audit fees. Management expects an increase in certain areas of non-interest expense as the company grows; however, costs associated with personnel (salaries and benefits), occupancy expense and furniture and equipment expense should show only a slight increase as the Company grows through the remainder of 1998.

Income Taxes. At June 30, 1998, the Company has net operating losses for federal and state income taxes of approximately $310,000 which expire in tax year 2012 for federal and state purposes and $107,000 which expire in tax year 2018 for federal purposes and 2013 for state purposes. The Company recorded no tax benefit for the six months ended June 30, 1998 as a valuation allowance of $119,000 was recorded related to the deferred tax asset for these net operating losses and other temporary differences, the primary of which is provision for possible loan losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the three months ended June 30, 1998 totaled $292,000. This was the result of interest income of $811,000 and interest expense of $519,000 for the same period. Interest income produced by the loan portfolio totaled $407,000, interest income on investment securities totaled $368,000 and interest income on federal funds totaled $36,000. Interest expense included $274,000 of interest expense on certificates of deposit and interest expense of $243,000 on interest-bearing transaction accounts, savings accounts and money market accounts and $2,000 of interest expense on securities sold under agreement to repurchase.

The net interest margin for the quarter ended June 30, 1998 was 2.56%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.49% for the quarter ended June 30, 1998. The yield on earning assets was 7.02%. The interest rate spread for the quarter ended June 30, 1998 was 1.78%.

Non-interest Income Total non-interest income totaled $30,000 for the quarter ended June 30, 1998. This included $24,000 from service charges on deposit accounts, $2,000 of fee income and $4,000 of other non-interest income. There were no gain or losses on securities during the quarter ended June 30, 1998.

Non-interest Expenses. Non-interest expense for the quarter ended June 30, 1998 totaled $350,000. Salaries and employee benefits totaled $167,000, occupancy expense totaled $23,000 and furniture and equipment expense totaled $20,000 for the three months ended June 30, 1998. All other non-interest expenses totaled $140,000 for the period.

Income Taxes. The Company recorded no tax benefit for the quarter ended June 30, 1998 as a valuation allowance of $14,000 was recorded related to the deferred tax asset for these net operating losses and other temporary differences.

RETURN ON EQUITY AND ASSETS

Return on assets (net loss divided by average total assets) for the six months ended June 30, 1998 was (1.50%.) Return on equity (net loss divided by average equity) for the six months ended June 30, 1998 was (7.48%.) Equity to assets (average equity divided by average total assets) for the six months ended June 30, 1998 was 20.09%.

Return on assets for the quarter ended June 30, 1998 was (1.15%). Return on equity for the quarter ended June 30, 1998 was (6.71%). Equity to assets for the quarter ended June 30, 1998 was 17.15%.

There were no dividends paid during 1998, so no dividend payout ratio is presented.

As the Company attempts to increase net interest income, the return on assets and return on equity should be expected to increase.

EFFECTS OF INFLATION AND CHANGING PRICES

Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 1998 indicated and certain other information:

                                                                                Interest
                                                               Average          Average
                                                                Yields/         Income/
                                                               Balance          Expense            Rates
                                                               --------         --------           -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                          $ 14,786         $    613            8.36%
U.S. Treasury and other U.S. government agencies                 20,890              628            6.06%
States and municipalities                                             -                -             N/A
Federal funds sold                                                3,785              108            5.75%
Interest bearing deposits with other financial institutions           -                -             N/A
-----------------------------------------------------------    --------         --------           -----
Total interest-earning assets/interest income                    39,461            1,349            6.89%
-----------------------------------------------------------    --------         --------           -----
Cash and due from banks                                           1,156
Other assets                                                      2,403
Allowance for possible loan losses                                 (168)
-----------------------------------------------------------    --------
Total assets                                                   $ 42,852
===========================================================    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $ 16,935              415            4.94%
Certificates of deposit                                          15,692              447            5.74%
Repurchase agreements                                                39                2            5.50%
-----------------------------------------------------------    --------         --------           -----
Total interest-bearing liabilities/interest expense              32,666              864            5.33%
-----------------------------------------------------------    --------         --------           -----
Non-interest-bearing demand deposits                              1,435
Other liabilities                                                   142
Shareholders' equity                                              8,609
-----------------------------------------------------------    --------
Total liabilities and shareholders' equity                     $ 42,852
===========================================================    ========
Net interest earnings                                                           $    485
===========================================================                     ========
Net interest income on interest-earning assets                                                      2.48%
===========================================================                                        =====

Taxable equivalent adjustment:                                                       N/A


The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 1998 indicated and certain other information:

                                                                                Interest
                                                                 Average        Average
                                                                 Yields/        Income/
                                                                 Balance        Expense     Rates
                                                                 --------       --------    -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                            $ 19,697       $    407     8.29%
U.S. Treasury and other U.S. government agencies                   24,162            368     6.11%
States and municipalities                                              --             --     N/A
Federal funds sold                                                  2,476             36     5.83%
Interest bearing deposits with other  financial institutions           --             --     N/A
------------------------------------------------------------     --------       --------    -----
Total interest-earning assets/interest  income                     46,335            811     7.02%
------------------------------------------------------------     --------       --------    -----
Cash and due from banks                                             1,378
Other assets                                                        2,722
Allowance for possible loan losses                                   (226)
------------------------------------------------------------     --------
Total assets                                                     $ 50,209
============================================================     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                             $ 20,347           243      4.79%
Certificates of deposit                                            19,303           274      5.69%
Repurchase agreements                                                  77             2      5.50%
------------------------------------------------------------     --------       --------    -----
Total interest-bearing liabilities/interest expense                39,727            519     5.24%
------------------------------------------------------------     --------       --------    -----
Non-interest-bearing demand deposits                                1,716
Other liabilities                                                     157
Shareholders' equity                                                8,609
------------------------------------------------------------     --------
Total liabilities and shareholders' equity                       $ 50,209
============================================================     ========
Net interest earnings                                                           $    292
============================================================                    ========
Net interest income on interest-earning assets                                               2.53%
============================================================                                =====

Taxable equivalent adjustment:                                                     N/A

Since there are no corresponding periods for which to compare in 1997, no table reflecting the changes in interest income and expense as a result of the changes of average volume and average rate is presented.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at June 30, 1998 and December 31, 1997:

                                                                    June 30, 1998      December 31, 1997
                                                                    (In thousands)       (In thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations                          $       1,553            $   808
U. S. Government and states and political subdivisions                         --                 --
Certified and official checks                                                 203                156
------------------------------------------------------------------  -------------            -------
Total non-interest-bearing deposits                                         1,756                964
------------------------------------------------------------------  -------------            -------
Interest-bearing deposits:
Interest-bearing demand accounts                                           21,956             10,545
Saving accounts                                                               165                 59
Certificates of deposit, less than $100,000                                16,111              6,312
Certificates of deposit, more than $100,000                                 5,402              3,885
------------------------------------------------------------------  -------------            -------
Total interest-bearing deposits                                            43,634             20,801
------------------------------------------------------------------  -------------            -------
Total deposits                                                      $      45,390            $21,765
==================================================================  =============            =======

The growth in deposits during the first six months of 1998 can be attributed to the growing geographic market in which the Company is located along with the opportunity afforded a new community bank. Management expects the growth to continue throughout the remainder of 1998 and even into 1999, but at a slower rate. Management does not anticipate any increase in the cost of funds unless rates increase significantly.

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the six months ended June 30, 1998 and year ended December 31, 1997:

                                        Six Months Ended                Year Ended
                                         June 30, 1998              December 31, 1997
                                     (Dollars in thousands)       (Dollars in thousands)

Non interest-bearing deposits        $ 1,435        N/A           $  283        N/A
Interest-bearing demand deposits      16,819        4.96%          1,045        5.32%
Savings accounts                         116        2.57%              8        2.52%
Certificates of deposit               15,692        5.74%          1,446        6.02%
                                     -------        ----          ------        ----
Total deposits                       $34,062        5.33%         $2,782        5.72%
                                     =======        ====          ======        ====


At June 30, 1998, certificates of deposits greater than $100,000 aggregated approximately $5,402,000. The following table indicates, as of June 30, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                      3 Months      3 to 12      1 to 5       Over 5
                                                      or less        Months       Years       Years
                                                      --------      -------      ------       ------

Certificates of deposit                               $ 2,130       $2,872       $  400            -
=======================================               =======       ======       ======       ======

At December 31, 1997, certificates of deposits greater than $100,000 aggregated approximately $3,885,000. The following table indicates, as of December 31, 1997, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                    3 Months         3 to 12      1 to 5        Over 5
                                                     or less         Months        Years         Years
                                                    --------         -------     --------       ------

Certificates of deposit                             $  3,135         $   750         -             -
=======================================             ========         =======     ========       ======

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at June 30, 1998 and December 31, 1997:


                                                                  June 30, 1998            December 31, 1997
                                                                 (In thousands)             (In thousands)

Interest-bearing deposits with banks                                $  -                         $  -
Investment securities                                                25,562                       14,732
Federal funds sold                                                    1,921                        7,704
Loans:
Real estate                                                          11,658                        3,600
Commercial and other                                                 12,082                        1,801
----------------------------------------------                      -------                      -------
Total loans                                                          23,740                        5,401
----------------------------------------------                      -------                      -------
Interest-earning assets                                             $51,223                      $27,837
==============================================                      =======                      =======

Asset growth can be extended to continue throughout 1998. It is the intent of management to increase loans (i.e. the higher yielding asset category) and keep the balances in investment securities and federal funds sold rather constant throughout the remainder of 1998 and into 1999. Management intends to maintain quality loans while growing the portfolio.

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At June 30, 1998, approximately $21,266,000 of investment securities were classified as available for sale and at December 31, 1997, approximately $14,741,000 of investment securities were classified as available for sale. Approximately $9,000 of unrealized loss was related to the available for sale investment securities at December 31, 1997. There was no unrealized gain or loss at June 30, 1998. There were $4,296,000 of securities at June 30, 1998 classified as held to maturity.
There were no securities at December 31, 1997 classified as held to maturity.

At December 31, 1997 as well as June 30, 1998, obligations of the United States Government or its agencies represented approximately 100% of the total investment portfolio. The following table presents the carrying amounts of the Company's investment portfolio at June 30, 1998 (in thousands):

                                                        Amortized      Estimated
                                                           Cost        Fair Value
AVAILABLE FOR SALE:                                     ---------      ----------
U.S. Treasury                                           $    --        $    --
U.S. Government agencies                                   21,266          21,266
States and political subdivisions                            --             --
Other securities                                             --             --
--------------------------------------------------      ---------      ----------
Total available for sale                                $  21,266      $   21,266
==================================================      =========      ==========

HELD TO MATURITY:
U.S. Treasury                                           $    --        $     --
U.S. Government agencies                                    4,296           4,318
States and political subdivisions                            --              --
Other securities                                             --              --
--------------------------------------------------      ---------      ----------
Total held to maturity                                  $   4,296      $    4,318
==================================================      =========      ==========

Total investment portfolio                              $  25,562      $   25,562
==================================================      =========      ==========

At December 31, 1997, obligations of the United States Government or its agencies represented approximately 100% of the total investment portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1997 (in thousands):

                                                       Amortized      Estimated
                                                          Cost        Fair Value
AVAILABLE FOR SALE:
U.S. Treasury                                            $  --         $  --
U.S. Government agencies                                  14,741        14,732
States and political subdivisions                           --            --
Other securities                                            --            --

--------------------------------------------------       -------       -------
Total available for sale                                 $14,741       $14,732
==================================================       =======       =======

HELD TO MATURITY:
U.S. Treasury                                            $  --         $  --
U.S. Government agencies                                    --            --
States and political subdivisions                           --            --
Other securities                                            --            --
--------------------------------------------------       -------       -------
Total held to maturity                                   $  --         $  --
==================================================       =======       =======

Total investment portfolio                               $14,741       $14,732
==================================================       =======       =======

The growth in investment securities during the first six months of 1998 was the result of a growth in deposits of the Bank. As quality loan demand increases, management expects the investment portfolio to grow at a much slower rate during the remainder of 1998. The growth during 1998 has been in securities available for sale since it has been management's intention to maintain liquidity as loan demand increases. Any growth in the investment portfolio during the remainder of 1998 will probably occur in securities available for sale since it is important to have liquidity to meet loan demand. Many of the securities in the portfolio have call features so the portfolio may experience some turnover depending upon the issuers' decision whether to call a particular security.

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at June 30, 1998. The weighted average yields on these instruments are presented based on final maturity.

                                          Amortized          Estimated         Weighted
                                            Cost             Fair Value      Average Yield
                                          ---------          ----------      -------------
                                              (Dollars in thousands)
AVAILABLE FOR SALE:
U.S. Treasuries                           $  --              $  --                N/A
U.S. Government agencies:
Due within 1 year                           2,747              2,748              5.73%
Due after 1 year but within 5 years        17,500             17,489              5.99%
Due after 5 years but within 10 years       1,019              1,029              6.18%
Due after 10 years                           --                 --                N/A
-------------------------------------     -------            -------              ----
Total                                      21,266             21,266              5.97%
-------------------------------------     -------            -------              ----
States and political subdivisions            --                 --                N/A
Other                                        --                 --                N/A
-------------------------------------     -------            -------              ----
Total investments available for sale      $21,266            $21,266              5.97%
=====================================     =======            =======              ====

HELD TO MATURITY:
U.S. Treasuries                           $  --              $  --                N/A
U.S. Government agencies:
Due within 1 year                            --                 --                N/A
Due after 1 year but within 5 years         1,253              1,256              6.22%
Due after 5 years but within 10 years       3,043              3,062              6.18%
Due after 10 years                           --                 --                N/A
-------------------------------------     -------            -------              ----
Total                                     $ 4,296            $ 4,318              6.19%
-------------------------------------     -------            -------              ----
States and political subdivisions            --                 --                 N/A
Other                                        --                 --                 N/A
-------------------------------------     -------            -------              ----
Total held to maturity                    $ 4,296            $ 4,318              6.19%
=====================================     =======            =======              ====
Total investment portfolio                $25,562            $25,584              6.01%
=====================================     =======            =======              ====

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1997. The weighted average yields on these instruments are presented based on final maturity.

                                         Amortized           Estimated             Weighted
                                            Cost             Fair Value           Average Yield
                                         ---------           ----------           -------------
                                            (Dollars in thousands)
AVAILABLE FOR SALE:
U.S. Treasuries                           $  --               $  --                   N/A
U.S. Government agencies:
Due within 1 year                           2,741               2,739                   5.79%
Due after 1 year but within 5 years        12,000              11,993                   6.07%
Due after 5 years but within 10 years        --                  --                      N/A
Due after 10 years                           --                  --                      N/A
-------------------------------------     -------             -------                   ----
Total                                      14,741              14,732                   6.02%
-------------------------------------     -------             -------                   ----
States and political subdivisions            --                  --                      N/A
Other                                        --                  --                      N/A
-------------------------------------     -------             -------                   ----
Total investments available for sale      $14,741             $14,732                   6.02%
=====================================     =======             =======                   ====

HELD TO MATURITY:

There were no securities classified as "held to maturity" at December 31, 1997.

INVESTMENT POLICY

The objective of the Company's investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank's market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. In doing so, the Company balances the market and credit risk against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The Investment Committee is comprised of the president and three other directors. The president is authorized to execute security transactions for the investment portfolio and to make decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting. Limitations on the Committee's investment authority include: (a) investment in any one municipal security may not exceed 20% of equity capital; (b) the entire investment portfolio may not increase or decrease by more than 10% in any one month; (c) investments in obligations of the State of Tennessee may not exceed 30% of equity capital; and (d) investment in mortgage-backed securities may not exceed more than 40% of equity capital. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at June 30, 1998 (dollars in thousands).

                                                                                    Percent of
                                                                Balance             Total Loans
                                                               --------             -----------
Real estate loans:
Construction and land development                              $     921                 3.9%
Secured by residential  properties                                 7,646                32.2%
Secured by commercial real estate                                  3,091                13.0%
                                                               ---------               -----
Total real estate loans                                           11,658                49.1%
Commercial and industrial loans                                    7,535                31.7%
Other consumer loans                                               3,022                12.7%
All other loans                                                    1,525                 6.5%
----------------------------------------------                 ---------               -----
Total loans                                                       23,740               100.0%
Less:
Allowance for possible loan losses                                  (297)                N/A
----------------------------------------------                 ---------               -----
Net loans                                                      $  23,443                 N/A
==============================================                 =========               =====

The following table sets forth the composition of the Company's loan portfolio at December 31, 1997 (dollars in thousands).

                                                                                     Percent of
                                                                 Balance             Total Loans
                                                                 -------             -----------
Real estate loans:
Construction and land development                                $   334                 6.2%
Secured by residential  properties                                 1,018                18.8%
Secured by commercial real estate                                  2,248                41.6%
                                                                 -------              ------
Total real estate loans                                            3,600                66.7%
Commercial and industrial loans                                    1,134                21.0%
Other consumer loans                                                 667                12.4%
All other loans                                                       --                0.00%
                                                                 -------              ------
----------------------------------------------
Total loans                                                        5,401               100.0%
Less:
Allowance for possible loan losses                                    68                 N/A
----------------------------------------------                   -------              ------
Net loans                                                         $5,333                 N/A
==============================================                   =======              ======

The increase in loans during the first six months of 1998 was the result of growth of the Bank's deposits and the vibrant growing market in which the Bank is located. In addition, additional lending personnel was added which provided the staffing necessary to meet growing loan demand. In addition, favorable interest rates for borrowers in the market have increased the refinancing of first mortgages. The rates have also helped increase housing starts in the market. Finally, increased home sales have provided additional mortgage loan demand. The growing market has also contributed to growth in commercial loans as more new businesses are moving into the area or starting up and existing businesses are expanding. Consumer loan demand has also increased as the Bank has been able to better the penetrate the market and offer loan consumer services to its deposit customers. Management anticipates continued loan growth (particularly in the area of single family residential mortgage loans) through the remainder of 1998 and into 1999, but growth may slow somewhat. It is the intent of management to maintain a quality loan portfolio.
Management will manage loan growth throughout 1998 and into 1999.

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at June 30, 1998 (in thousands).


                                                               Maturity Range
                                                ---------------------------------------------
                                                One Year   One Through     Over
                                                or Less    Five Years    Five Years    Total
                                                --------   -----------   ----------   -------
LOAN MATURITY:
Real estate construction loans                  $    842   $        79   $       --   $   921
Real estate mortgage loans                           334        10,145          258    10,737
Commercial and industrial loans                    4,403         2,387          745     7,535
All other loans                                    2,087         2,250          210     4,547
-------------------------------------------     --------   -----------   ----------   -------
Total loans                                     $  7,666   $    14,861   $    1,213   $23,740
===========================================     ========   ===========   ==========   =======

LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
Predetermined interest rates                    $    883   $     4,781   $      998   $ 6,662
Floating or adjustable interest  rates             6,783        10,080          215    17,078
-------------------------------------------     --------   -----------   ----------   -------
Total                                           $  7,666   $    14,861   $    1,213   $23,740
===========================================     ========   ===========   ==========   =======

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1997 (in thousands).


                                                               Maturity Range
                                                ---------------------------------------------
                                                One Year   One Through     Over
                                                or Less    Five Years    Five Years    Total
                                                --------   -----------   ----------   -------
LOAN MATURITY:
Real estate construction loans                  $    334   $         -   $        -   $    334
Real estate mortgage loans                            91         3,147           28      3,266
Commercial and industrial loans                      680           454            -      1,134
All other loans                                      287           380            -        667
-------------------------------------------     --------   -----------   ----------   --------
Total loans                                     $  1,392   $     3,981   $       28   $  5,401
===========================================     ========   ===========   ==========   ========


LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
Predetermined interest rates                    $  1,221   $     1,890   $        -   $  3,111
Floating or adjustable interest  rates               171         2,091           28      2,290
-------------------------------------------     --------   -----------   ----------   --------
Total                                           $  1,392   $     3,981   $       28   $  5,401
===========================================     ========   ===========   ==========   ========



LOAN POLICY

All lending activities of Bank are under the direct supervision and control of the Bank's Board with secondary authority vested in the Executive Committee. The Senior Loan Committee, which consists of the president, one other director and two senior lending officers, enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The loan portfolio consists primarily of real estate, commercial, small business, residential construction and consumer installment loans. Maturity of term loans is normally limited to 15 years. Conventional real estate loans may be made up to 80% of the appraised value or purchase cost of the real estate for no more than a 30-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

The Bank board at its regularly scheduled meetings reviews all new loans made the preceding month and discusses and approves any loans that exceed a loan officer's authority. Loans which are 30 days or more past due are reviewed monthly.

The Loan Committee of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. Each loan officer is responsible for monitoring and collecting his or her own loan portfolio. Loan Committee review may result in a determination that a loan should be placed on a nonaccrual status for income recognition, subject to Bank Board approval. In addition, to the extent that management identifies potential losses in the loan portfolio and reduces the book value of such loans through charge-offs, to their estimated collectible value, the Company's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due, where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the Loan Committee, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is the Company's policy to charge off any consumer installment loan which is past due 90 days or more and is not adequately collateralized.

In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains in interest income as an obligation of the borrower.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Company. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

Management's objective in establishing lending and investment standards is to manage the risk of loss and to provide for income generation through pricing policies. To effectuate this policy, the Company makes commercial real estate loans with a three-year or less fixed maturity which may be amortized over a maximum of 15 years.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Company's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

The allowance for possible loan losses is increased by provisions charged to operating expense. The allowance for possible loan losses is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting allowance for possible loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. The risk associated with loans varies with the creditworthiness of the borrower, the type of loan (consumer, commercial or real estate) and its maturity. Cash flows adequate to support a repayment schedule is an element considered for all types of loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. Management believes the allowance for possible loan losses is adequate to absorb such anticipated charge-offs.

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $68,000 as of December 31, 1997 or 1.25% of loans outstanding. The allowance for possible loan losses was

$297,000 as of June 30, 1998, or 1.25% of loans outstanding. No loans were charged-off (nor any recoveries made) during 1997 nor the first six months of 1998. The provision for possible loan losses charged against earnings during the first six months of 1998 was $229,000 and the provision for possible loan losses charged against earnings during the quarter ended June 30, 1998 was $116,000.

There were no non-performing loans of the Company at December 31, 1997 or at June 30, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There were also no loans past due ninety days or more, any other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 1997 or at June 30, 1998.

CAPITAL RESOURCES/LIQUIDITY

Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the six months ended June 30, 1998 was 43.4% and 47.6%for the quarter ended June 30, 1998.

CAPITAL ADEQUACY

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of the Company's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans. The Federal Reserve Board and FDIC have adopted capital guidelines governing the activities of bank holding companies and banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for possible loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The following table gives the various capital ratios and balances at June 30, 1998 and December 31, 1997 (dollars in thousands) for the Company:

                                               June 30, 1998         December 31, 1997
                                               (In thousands)         (In thousands)
CAPITAL:
Tier I capital:
Shareholders' equity                               $ 8,380                $ 8,699
Less disallowed intangibles                             --                     --
----------------------------------------------     -------                -------
Total Tier I capital                                 8,380                $ 8,699
----------------------------------------------     -------                -------

Tier II capital:
Qualifying debt
Qualifying allowance for possible loan losses          297                     68
----------------------------------------------     -------                -------
Total Tier II capital                                  297                     68
----------------------------------------------     -------                -------
Total capital                                      $ 8,677                $ 8,767
==============================================     =======                =======
Risk-adjusted assets                               $31,424                $11,883
==============================================     =======                =======
Quarterly average assets (since
     commencement of operations)                   $49,019                $20,770
==============================================     =======                =======

RATIOS:
Tier I capital to risk-adjusted assets                26.7%                  73.2%
Tier II capital to risk-adjusted assets                0.9%                   0.6%
Total capital to risk-adjusted assets                 27.6%                  73.8%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles        17.1%                  41.9%

The following table gives the various capital ratios and balances at June 30, 1998 and December 31, 1997 (dollars in thousands) for the Bank:

                                                   June 30, 1998   December 31, 1997
                                                   (In thousands)   (In thousands)
CAPITAL:
Tier I capital:
Shareholders' equity                                   $ 8,241          $ 7,757
Less disallowed intangibles                                 --               --
----------------------------------------------         -------          -------
Total Tier I capital                                     8,241          $ 7,757
----------------------------------------------         -------          -------

Tier II capital:
Qualifying debt                                             --               --
Qualifying allowance for possible loan losses              297               68
----------------------------------------------         -------          -------
Total Tier II capital                                      297               68
                                                       -------          -------
Total capital                                          $ 8,538          $ 7,825
==============================================         =======          =======
Risk-adjusted assets                                   $24,694          $11,845
==============================================         =======          =======
Quarterly average assets (since
     commencement of operations)                       $35,494          $18,823
==============================================         =======          =======


RATIOS:
Tier I capital to risk-adjusted assets                    33.4%            65.5%
Tier II capital to risk-adjusted assets                    1.2%             0.6%
Total capital to risk-adjusted assets                     34.6%            66.1%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles            23.2%            41.2%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.


                                                  Total Risk-Based      Tier I Risk-Based      Leverage
                                                    Capital Ratio         Capital Ratio          Ratio
                                                    -------------         -------------          -----
Well-capitalized                                   10% or above          6% or above         5% or above
Adequately capitalized                             8% or above           4% or above         4% or above
Undercapitalized                                   Less than 8%          Less than 4%        Less than 4%
Significantly undercapitalized                     Less than 6%          Less than 3%        Less than 3%
Critically undercapitalized                            --                    --                2% or less


On December 31, 1997 and June 30, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

The average balance for short-term borrowings of the Company was less than 30% of shareholders' equity at December 31, 1997 and June 30, 1998.

PROPERTY ACQUISITIONS:

No significant property acquisitions are planned for the next year. Management is looking at the possibility and feasibility of expanding the building located at 607 Memorial Boulevard in the next year. The earliest time for which construction would probably begin is early 1999.

PERSONNEL:

The Company increased the number of employees from the December 31, 1997 level of 14 to 22 at June 30, 1998. Management anticipates the number of employees at the end of 1998 to be approximately 25. Employees will be added as needed to service the anticipated loan and deposit growth and related support services during the next twelve months.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities nor anticipate any such transactions in the future.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3. DEFAULT ON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held April 16, 1998.

(b) Each of the persons named in the Proxy Statement as a nominee for director was elected, the Company's stock option plan was approved and the selection of Rayburn, Betts and Bates, P.C. as independent auditors for the Company for 1998 was ratified. The following are the voting results on each of the matters:

(1) Election of the entire board of directors who are as follows:

                         Total Number of Shares Voting:

                           Shares                                                       Broker
                           Voting           For        Against            Withheld      Non-Votes
-------------------------------------------------------------------------------------------------
Melvin R. Adams            541,305          541,105      200                  0         0
Thomas E. Batey            541,305          541,105      200                  0         0
Joyce Ewell                541,305          541,105      200                  0         0
J. Stanley Hooper          541,305          541,105      200                  0         0
William E. Rowland         541,305          541,105      200                  0         0
William H. Sloan           541,305          541,105      200                  0         0
Joseph M. Swanson          541,305          541,105      200                  0         0
Olin O. Williams           541,305          541,105      200                  0         0

(2) To approve the Company's stock option:

                         Total Number of Shares Voting:

         Shares                                                                  Broker
         Voting            For              Against           Abstain           Non-Votes
-------------------------------------------------------------------------------------------------
         541,305           535,405           5,900                0                  0

(3) The election of Rayburn, Betts and Bates, P.C. as independent auditors for the Company was as follows:

                         Total Number of Shares Voting:

         Shares                                                                  Broker
         Voting            For              Against           Abstain           Non-Votes
-------------------------------------------------------------------------------------------------
         541,305           541,005             300                0                  0


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
        (27) Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date August 12, 1998
     ---------------

By  /s/ William L. Webb
   --------------------
       (Signature) *
       William L. Webb,
       Principal Accounting Officer and Chief Financial Officer

* Print the name and title of each signing officer under his or her signature.