Form 10QSB
period 1998-09-30
MURFREESBORO BANCORP INC
filed 1998-11-13
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 0-24161

                           MURFREESBORO BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant As Specified in Its Charter)

          Tennessee                                      62-1694317
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

YES  X     NO
   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:  907,609 shares at November 12, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998



                                 C O N T E N T S

                                                                         Page
                                                                        Number
                                                                        ------

Consolidated Balance Sheets .........................................      2

Consolidated Statements of Operations ...............................     3-4

Consolidated Statement of Cash Flows ................................      5

Notes to Consolidated Financial Statements ..........................      6


                           MURFREESBORO BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)


         ASSETS
                                                                              Sept. 30,            Dec.31,
                                                                                1998                1997
                                                                             (Unaudited)
Cash and due from banks                                                         $1,270              $1,006
Federal funds sold                                                              22,536               7,704
-----------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                              23,806               8,710
-----------------------------------------------------------------------------------------------------------

Securities available for sale                                                   18,089              14,732
Securities held to maturity                                                      5,894                  --
-----------------------------------------------------------------------------------------------------------
   Total investment securities                                                  23,983              14,732
-----------------------------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $403,000 and $68,000, respectively                                        31,843               5,333
Premises and equipment, net                                                      1,592               1,558
Accrued interest receivable                                                        534                 149
Other assets                                                                       120                 128
-----------------------------------------------------------------------------------------------------------
   Total assets                                                                $81,878             $30,610
===========================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                       $68,560             $21,765
Securities sold under agreements to repurchase                                   4,650                  --
Accrued interest payable                                                           184                  74
Other liabilities                                                                  112                  81
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                            73,506              21,920
-----------------------------------------------------------------------------------------------------------

Contingencies                                                                       --                  --

Shareholders' equity :
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                  --                  --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                     4,538               4,538
Additional paid-in capital                                                       4,530               4,530
Deficit                                                                           (769)               (369)
-----------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                 8,299               8,699
Accumulated other comprehensive income                                              73                  (9)
-----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                    8,372               8,690
-----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                  $81,878             $30,610
===========================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)


Interest income:
   Interest and fees on loans                                                $1,200
   Interest on taxable investment securities                                  1,002
   Interest on federal funds sold                                               188
-----------------------------------------------------------------------------------
     Total interest income                                                    2,390
-----------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                          555
   Interest on money market demand accounts                                     170
   Interest on savings deposits                                                   3
   Interest on certificates of deposit                                          805
-----------------------------------------------------------------------------------
     Total interest expense on deposits                                       1,533
   Interest on securities sold under agreement to repurchase                     26
-----------------------------------------------------------------------------------
     Total interest expense                                                   1,559
-----------------------------------------------------------------------------------
     Net interest income                                                        831

Provision for possible loan losses                                              335
-----------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses               496
-----------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                                   82
   Other fees and commissions                                                     8
   Other non-interest income                                                     15
-----------------------------------------------------------------------------------
     Total non-interest income                                                  105
-----------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                               487
   Occupancy expenses, net                                                       54
   Furniture and equipment expense                                               62
   Other non-interest expense                                                   398
-----------------------------------------------------------------------------------
     Total non-interest expense                                               1,001
-----------------------------------------------------------------------------------
     Loss before income taxes                                                  (400)

Income tax benefit                                                               --
-----------------------------------------------------------------------------------
         Net loss                                                             $(400)
===================================================================================
         Loss per share - basic ( no dilutive items outstanding)             $(0.44)
===================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

Interest income:
   Interest and fees on loans                                                $587
   Interest on taxable investment securities                                  374
   Interest on federal funds sold                                              80
---------------------------------------------------------------------------------
     Total interest income                                                  1,041
---------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                        241
   Interest on money market demand accounts                                    71
   Interest on savings deposits                                                 1
   Interest on certificates of deposit                                        358
---------------------------------------------------------------------------------
     Total interest expense on deposits                                       671
   Interest on securities sold under agreement to repurchase                   24
---------------------------------------------------------------------------------
     Total interest expense                                                   695
---------------------------------------------------------------------------------
     Net interest income                                                      346

Provision for possible loan losses                                            106
---------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses             240
---------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                                 46
   Other fees and commissions                                                   4
   Other non-interest income                                                    9
---------------------------------------------------------------------------------
     Total non-interest income                                                 59
---------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                             181
   Occupancy expenses, net                                                     22
   Furniture and equipment expense                                             23
   Other non-interest expense                                                 154
---------------------------------------------------------------------------------
     Total non-interest expense                                               380
---------------------------------------------------------------------------------
     Loss before income taxes                                                 (81)

Income tax benefit                                                             --
---------------------------------------------------------------------------------
         Net loss                                                            $(81)
=================================================================================
         Loss per share - basic (no dilutive items outstanding)            $(0.09)
=================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

Operating activities:
   Net loss                                                                     $(400)
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
     Provision for loan losses                                                    335
     Provision for depreciation, amortization and accretion, net                   81
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                  (385)
        Increase in other assets                                                   (5)
        Increase in accrued interest payable                                      110
        Decrease in other liabilities                                              29
-------------------------------------------------------------------------------------
     Net cash used by operating activities                                       (235)
-------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                  (11,515)
   Purchase of securities held to maturity                                     (7,405)
   Maturities and calls of securities available for sale                        8,250
   Maturities and calls of securities held to maturity                          1,500
   Increase in loans, net                                                     (26,845)
   Additions to premises and equipment                                            (99)
-------------------------------------------------------------------------------------
   Net cash used by investing activities                                      (36,114)
-------------------------------------------------------------------------------------

Financing activities:
   Net increase in deposits                                                    46,795
   Net increase in securities sold under agreement to repurchase                4,650
-------------------------------------------------------------------------------------
   Net cash provided by financing activities                                   51,445
-------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      15,096

Cash and cash equivalents at the beginning of the period                        8,710
-------------------------------------------------------------------------------------


Cash and cash equivalents at the end of the period                            $23,806
=====================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the year for:

        Interest                                                               $1,174
=====================================================================================
Non-cash transactions:

        Decrease in unrealized loss on securities available for sale              $82
=====================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


        (1) BASIS OF PRESENTATION
            The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of operations for the nine months and quarter ended September 30, 1998, comprehensive earnings for the nine months and quarter ended September 30, 1998 and changes in cash flows for the nine months ended September 30, 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Form 10-SB. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The Company was basically inactive during the first nine months of 1997 so no meaningful comparative financial data is presented for the nine months and quarter ended September 30, 1997.

       (2)  COMPREHENSIVE INCOME

           Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months and nine months ended September 30, 1998, respectively.

                                                                                   Tax       Net of
                                                                      Pre-Tax    Expense       Tax
                                                                       Amount    Benefit      Amount
                                                                       ------    -------      ------

                                                                             (In thousands)
           Three months ended September 30, 1998

           Net unrealized gain on securities available for sale         $73       $ --          $73
           ---------------------------------------------------------   ----       ----         ----
           Other comprehensive income                                   $73       $ --          $73
           =========================================================   ====       ====         ====

           Nine months ended September 30, 1998

           Net unrealized gain on securities available for sale         $82       $ --          $82
           ---------------------------------------------------------   ----       ----         ----
           Other comprehensive income                                   $82       $ --          $82
           =========================================================   ====       ====         ====

       (3) EARNINGS PER SHARE

           The weighted average number of common shares outstanding during the nine months ended and quarter ended September 30, 1998 was 907,609. There were no dilutive items outstanding during the nine months and quarter ending September 30, 1998.

       (4) CHANGE IN TOTAL ASSETS AND DEPOSITS

           On September 30, 1998 the Bank received a large deposit of public funds of approximately $13,000,000. Of this amount, approximately $4.4 million was transferred out of the Bank on October 1, 1998. There were additional transfers out of the original $13 million. It is expected that only minimal balances will remain with this company on a continuing basis. The $13 million appears in the Consolidated Balance Sheets in "Deposits" and elsewhere in this document in "Interest-bearing demand accounts". Since the funds were received on the last day of the quarter, there was little affect on the year-to-date and quarterly average balances.

       (5) YEAR 2000 COMPUTER PROBLEM

           The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The Corporation has completed the Awareness, Assessment and Renovation phases and is currently in the process of validating its core processing systems for Year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results.

           The following section contains forward-looking statements, which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.

           Company's State of Readiness

           Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). If :not corrected, some computer applications could fail or create erroneous results by or at the Year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem in not yet known, and if not timely corrected, it could affect the global economy.

           Management has assessed the extent of vulnerability of the Bank's computer systems to the problem. The Company entered into a contract with Financial Data Technologies, Inc. (FiData) of Franklin, Tennessee to handle data processing functions. FiData uses Information Technology, Inc. (ITI) software and a Unisys mainframe computer. Management studied ITI and FiData's Year 2000 preparation when selecting a data processor. Unisys and ITI have been doing internal testing of their equipment and FiData is presently testing their computer system using the Bank's data. Management anticipates the first session of testing will be completed by the end of 1998 and additional testing and follow-up testing is planned for early 1999.

           Risk Assessment of Year 2000

           The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could impact the Company's computer systems.

           Additionally, the Company has taken steps to communicate with the third parties, such as wire transfer systems, telephone systems, electric companies and other utility companies with which it deals to coordinate Year 2000 compliance but could be adversely affected if it or the unrelated third parties are unsuccessful. The Company is also assessing the impact, if any, the Year 2000 may have on its large loan (credit risk) and deposit customers.

           Cost of Year 2000

           As described above, our primary systems are Year 2000 compliant, therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning and internal testing and validation, which are expected to be expensed as incurred. The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations for 1998 or 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the replacement of noncompliance of third party vendors, and similar uncertainties.

           Contingency Plans

           Management, in conjunction with its Year 2000 and Disaster Recovery consultants, is in the process of modifying its disaster recover plans to include the response to a Year 2000 problem in a most likely worst case scenario. The Company's preliminary contingency plans involve the use of manual labor to compensate for the loss temporary of certain automated computer systems or third party vendors.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow. The Company was inactive and dormant from its formation on October 21, 1996 until December 31, 1996. Prior to opening on October 6, 1997, the Company was in organization without significant activity in the nine months ended September 30, 1997 and the quarter ended September 30, 1997. There is no meaningful comparative data from the corresponding periods in 1997.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the nine months ended September 30, 1998 totaled $45,992,000, which represented 94.0% of average total assets. Earning assets totaled $78,765,000 at September 30, 1998. Average earning assets for the quarter ended September 30, 1998 totaled $59,055,000, which represented 96.7% of average total assets.

Loan Portfolio. The Company's average loans for the nine months ended September 30, 1998 were $19,306,000 and for the quarter ended September 30, 1998 were $28,345,000. The balance in total loans at September 30, 1998 was $32,246,000 at September 30, 1998.

Investment Portfolio. The Company's investment securities portfolio averaged $22,307,000 for the nine months ended September 30, 1998 and $25,141,000 for the quarter ended September 30, 1998. The portfolio totaled $23,983,000 at September 30, 1998.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. At December 31, 1997, unrealized losses in the "Available for Sale" portfolio amounted to $9,000 and unrealized gains in the "Available for Sale" portfolio totaled $73,000 at September 30, 1998. The average balance of securities "Available for Sale" during the quarter ended September 30, 1998 was $20,564,000, for the nine months ended was $19,074,000 and the balance at September 30, 1998 was $18,089,000. The average balance of securities "Held to Maturity" during the quarter ended September 30, 1998 was $4,576,000, for the nine months ended $3,233,000 and the balance at September 30, 1998 was $5,894,000.

Deposits. The Company's average deposits were $39,700,000 during the nine months ended September 30, 1998. This included average noninterest-bearing deposits of $1,313,000, average certificates of deposit of $18,741,000, average saving deposits of $143,000 and average interest bearing transaction accounts of $19,503,000. The Company's average deposits for the quarter ended September 30, 1998 were $50,875,000. This included average non-interest bearing deposits of $1,069,000, average certificates of deposit of $24,837,000, average savings deposits of $200,000 and average interest bearing transaction accounts of $24,869,000. Deposits at September 30, 1998 were $68,560,000.

Capital Resources. Shareholders' equity totaled $8,372,000 at of September 30, 1998. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $769,000 and $73,000 accumulated other comprehensive income.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest bearing deposit accounts. At September 30, 1998, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at September 30, 1998.

Because of the level of capital obtained in formation, no additional capital funds or notes payable are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the nine months ended September 30, 1998 totaled $831,000. This was the result of interest income of $2,390,000 and interest expense of $1,559,000 for the same period. Interest income produced by the loan portfolio totaled $1,200,000, interest income on investment securities totaled $1,002,000 and interest income on federal funds totaled $188,000. Interest expense included $805,000 of interest expense on certificates of deposit, and interest expense of $728,000 on interest-bearing transaction accounts, savings accounts and money market accounts and $26,000 of interest expense on securities sold under agreement to repurchase.

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

The net interest margin for the nine months ended September 30, 1998 was 2.45%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.41% for the same period. The yield on earning assets was 6.95% for the nine months ended September 30, 1998.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.

During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 1998 was 1.56%.

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

Management believes that the $403,000 at September 30, 1998 in the allowance for possible loan losses is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

The Company had no non-performing assets or impaired loans as of September 30, 1998.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income.

Total non-interest income totaled $105,000 for the nine months ended September 30, 1998. This included $82,000 from service charges on deposit accounts, $8,000 of fee income and $15,000 of other non-interest income. There were no realized gains or losses on securities during the nine months ended September 30, 1998. Non-interest income should increase as the Company grows and adds deposit accounts for which service charges may be made and additional fee generating services are expanded.

Non-interest Expenses. Non-interest expense for the nine months ended September 30, 1998 totaled $1,001,000. Salaries and employee benefits for the period totaled $487,000, occupancy expense totaled $54,000 while furniture and equipment expense totaled $62,000. All other non-interest expenses totaled $398,000 for the nine months ended September 30, 1998. Other non-interest expenses include supplies and printing, data processing, telephone, postage and legal and audit fees. Management expects an increase in certain areas of non-interest expense as the Company grows; however, costs associated with personnel (salaries and benefits), occupancy expense and furniture and equipment expense should show only a slight increase as the Company grows through the remainder of 1998.

Income Taxes. At September 30, 1998, the Company has net operating losses for federal and state income taxes of approximately $310,000 which expire in tax year 2012 for federal and state purposes and $107,000 which expire in tax year 2018 for federal purposes and 2013 for state purposes. The Company recorded no tax benefit for the nine months ended September 30, 1998 as a valuation allowance offset the tax benefit related to the deferred tax asset for these net operating losses and other temporary differences, the primary of which is provision for possible loan losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the three months ended September 30, 1998 totaled $346,000. This was the result of interest income of $1,041,000 and interest expense of $695,000 for the same period. Interest income produced by the loan portfolio totaled $587,000, interest income on investment securities totaled $374,000 and interest income on federal funds totaled $80,000. Interest expense included $358,000 of interest expense on certificates of deposit, and interest expense of $313,000 on interest-bearing transaction accounts, savings accounts and money market accounts and $24,000 of interest expense on securities sold under agreement to repurchase.

The net interest margin for the quarter ended September 30, 1998 was 2.42%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.71% for the quarter ended September 30, 1998. The yield on earning assets was 6.99%. The interest rate spread for the quarter ended September 30, 1998 was 1.65%.

Non-interest Income Total non-interest income totaled $59,000 for the quarter ended September 30, 1998. This included $46,000 from service charges on deposit accounts, $4,000 of fee income and $9,000 of other non-interest income. There were no realized gains or losses on securities during the quarter ended September 30, 1998.

Non-interest Expenses. Non-interest expense for the quarter ended September 30, 1998 totaled $380,000. Salaries and employee benefits totaled $181,000, occupancy expense totaled $22,000 and furniture and equipment expense totaled $23,000 for the three months ended September 30, 1998. All other non-interest expenses totaled $154,000 for the period.

Income Taxes. The Company recorded no tax benefit for the quarter ended September 30, 1998 as a valuation allowance offset the tax benefit related to the deferred tax asset for these net operating losses and other temporary differences.

RETURN ON EQUITY AND ASSETS

Return on assets (net loss divided by average total assets) for the nine months ended September 30, 1998 was (1.10%.) Return on equity (net loss divided by average equity) for the nine months ended September 30, 1998 was (6.37%.) Equity to assets (average equity divided by average total assets) for the nine months ended September 30, 1998 was 17.18%.

Return on assets for the quarter ended September 30, 1998 was (0.53%). Return on equity for the quarter ended September 30, 1998 was (4.03%). Equity to assets for the quarter ended September 30, 1998 was 13.10%.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 1998 and certain other information:

                                                                                 Interest          Average
                                                                  Average        Income/            Yields/
                                                                  Balance        Expense            Rates
                                                                  -------        -------            -----

ASSETS:                                                      (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans                                                             $19,306         $1,200            8.31%
U.S. Treasury and other U.S. government agencies                   22,307          1,002            6.00%
States and municipalities                                            --              --               N/A
Federal funds sold                                                  4,379            188            5.75%
Interest bearing deposits with other financial institutions          --              --               N/A
-------------------------------------------------------------     -------         ------          -------
Total interest-earning assets/interest income                      45,992          2,390            6.95%
-------------------------------------------------------------     -------         ------          -------
Cash and due from banks                                               852
Other assets                                                        2,097
Allowance for possible loan losses                                   (225)
-------------------------------------------------------------     -------
Total assets                                                      $48,716
=============================================================     =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                              $19,280            728            5.05%
Certificates of deposit                                            18,741            805            5.75%
Repurchase agreements                                                 647             26            5.36%
-------------------------------------------------------------     -------         ------          -------
Total interest-bearing liabilities/interest expense                39,668          1,559            5.39%
-------------------------------------------------------------     -------         ------          -------
Non-interest-bearing demand deposits                                1,313
Other liabilities                                                     178
Shareholders' equity                                                8,557
-------------------------------------------------------------     -------
Total liabilities and shareholders' equity                        $48,716
=============================================================     =======
Net interest earnings                                                               $831
=============================================================                     ======
Net interest income on interest-earning assets                                                       2.42%
=============================================================                                     ========

Taxable equivalent adjustment:                                                       N/A
                                                                                  ------


Since there are no corresponding periods of meaningful data for which to compare in 1997, no table reflecting the changes in interest income and expense as a result of the changes of average volume and average rate is presented.

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 1998 and certain other information:


                                                                                 Interest         Average
                                                                 Average         Income/          Yields/
                                                                 Balance         Expense           Rates
                                                                 -------         -------           -----

ASSETS:                                                      (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans                                                            $ 28,345         $  587            8.22%
U.S. Treasury and other U.S. government agencies                   25,141            374            5.9%
States and municipalities                                            --              --               N/A
Federal funds sold                                                  5,569             80            5.70%
Interest bearing deposits with other financial institutions          --              --               N/A
---------------------------------------------------------------  --------         ------          -------
Total interest-earning assets/interest  income                     59,055          1,041            6.99%
---------------------------------------------------------------  --------         ------          -------
Cash and due from banks                                               592
Other assets                                                        2,135
Allowance for possible loan losses                                   (339)
---------------------------------------------------------------  --------
Total assets                                                      $61,443
===============================================================  ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                              $24,969            313            4.98%
Certificates of deposit                                            24,837            358            5.72%
Repurchase agreements                                               1,865             24            5.11%
---------------------------------------------------------------  --------         ------          -------
Total interest-bearing liabilities/interest expense                51,671            695            5.34%
---------------------------------------------------------------  --------         ------          -------
Non-interest-bearing demand deposits                                1,069
Other liabilities                                                     250
Shareholders' equity                                                8,453
---------------------------------------------------------------  --------
Total liabilities and shareholders' equity                        $61,443
===============================================================  ========
Net interest earnings                                                               $346
===============================================================                   ======
Net interest income on interest-earning assets                                                      2.32%
===============================================================                                   =======

Taxable equivalent adjustment:                                                       N/A


Since there are no corresponding periods of meaningful data for which to compare in 1997, no table reflecting the changes in interest income and expense as a result of the changes of average volume and average rate is presented.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at September 30, 1998 and December 31, 1997:


                                                                 September 30, 1998     December 31, 1997
                                                                  (In thousands)         (In thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations                          $  1,450               $   808
U. S. Government and states and political subdivisions                  --                     --
Certified and official checks                                             87                   156
--------------------------------------------------------------       -------               -------
Total non-interest-bearing deposits                                    1,537                   964
--------------------------------------------------------------       -------               -------
Interest-bearing deposits:
Interest-bearing demand accounts                                      41,423                10,545
Saving accounts                                                          225                    59
Certificates of deposit, less than $100,000                           19,636                 6,312
Certificates of deposit, more than $100,000                            5,739                 3,885
--------------------------------------------------------------       -------               -------
Total interest-bearing deposits                                       67,023                20,801
--------------------------------------------------------------       -------               -------
Total deposits                                                       $68,560               $21,765
==============================================================       =======               =======


The growth in deposits during the first nine months of 1998 can be attributed to the growing geographic market in which the Company is located along with the opportunity afforded a new community bank. Management expects the growth to continue throughout the remainder of 1998 and even into 1999, but at a slower rate. Management does not anticipate any increase in the cost of funds unless rates increase significantly.

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the nine months ended September 30, 1998 and year ended December 31, 1997:


                                            Nine months ended               Year Ended
                                            September 30, 1998            December 31, 1997
                                          (Dollars in thousands)       (Dollars in thousands)
Non interest-bearing deposits             $  1,313         N/A         $   283           N/A
Interest-bearing demand deposits            19,503       4.96%           1,045         5.32%
Savings accounts                               143       2.59%               8         2.52%
Certificates of deposit                     18,741       5.75%           1,446         6.02%
                                            ------       -----          ------         -----
Total deposits                             $39,700       5.34%          $2,782         5.72%
                                            ======       =====          ======         =====


At September 30, 1998, certificates of deposits greater than $100,000 aggregated approximately $5,739,000. The following table indicates, as of September 30, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                                                    3 Months     3 to 12   1 to 5      Over 5
                                                    or less      Months    Years       Years
                                                    -------      ------    -----       -----

Certificates of deposit                              $2,473       $2,566   $  700       --
================================================     ======       ======   ======      ======

At December 31, 1997, certificates of deposits greater than $100,000 aggregated approximately $3,885,000. The following table indicates, as of December 31, 1997, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                            3 Months    3 to 12    1 to 5     Over 5
                                            or less     Months      Years     Years
                                            -------     ------      -----     -----
Certificates of deposit                     $3,135       $750        --         --
=====================================       ======       ====      ======    =======

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at September 30, 1998 and December 31, 1997:

                                                   September 30, 1998    December 31, 1997
                                                     (In thousands)       (In thousands)
Interest-bearing deposits with banks                   $   --                $   --
Investment securities                                    23,983                14,732
Federal funds sold                                       22,536                 7,704
Loans:
Real estate                                              20,150                 3,600
Commercial and other                                     12,096                 1,801
----------------------------------------------          -------               -------
Total loans                                              32,246                 5,401
----------------------------------------------          -------               -------
Interest-earning assets                                 $78,765               $27,837
==============================================          =======               =======

Asset growth can be expected to continue throughout 1998 and into 1999. It is the intent of management to increase loans (i.e. the higher yielding asset category). The balances in investment securities and federal funds will fluctuate in response to new deposit growth and the lag period in utilizing funds from new deposits as part of a quality loan portfolio throughout the remainder of 1998 and into 1999. Management intends to maintain quality loans while growing the portfolio.

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At September 30, 1998, approximately $18,016,000 of investment securities were classified as available for sale and at December 31, 1997, approximately $14,741,000 of investment securities were classified as available for sale. Approximately $9,000 of unrealized loss was related to the available for sale investment securities at December 31, 1997. There was $73,000 of unrealized gains at September 30, 1998. There were $5,894,000 of securities at September 30, 1998 classified as held to maturity. There were no securities at December 31, 1997 classified as held to maturity.

At December 31, 1997 as well as September 30, 1998, obligations of the United States Government or its agencies represented approximately 100% of the total investment portfolio. The following table presents the carrying amounts of the Company's investment portfolio at September 30, 1998 (in thousands):

                                                     Amortized        Estimated
                                                       Cost           Fair Value
                                                     --------         ----------
AVAILABLE FOR SALE:
U.S. Treasury                                        $   --            $   --
U.S. Government agencies                               18,016            18,089
States and political subdivisions                        --                --
Other securities                                         --                --
-----------------------------------------------      --------          --------
Total available for sale                             $ 18,016          $ 18,089
===============================================      ========          ========

HELD TO MATURITY:
U.S. Treasury                                        $   --            $   --
U.S. Government agencies                                4,894             4,961
States and political subdivisions                        --                --
Other securities                                        1,000             1,000
-----------------------------------------------      --------          --------
Total held to maturity                               $  5,894          $  5,961
===============================================      ========          ========

Total investment portfolio                           $ 23,910          $ 24,050
===============================================      ========          ========


At December 31, 1997, obligations of the United States Government or its agencies represented approximately 100% of the total investment portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1997 (in thousands):

                                                     Amortized        Estimated
                                                       Cost           Fair Value
                                                     ---------        ----------
AVAILABLE FOR SALE:
U.S. Treasury                                        $    --           $   --
U.S. Government agencies                                14,741           14,732
States and political subdivisions                         --               --
Other securities                                          --               --
-----------------------------------------------      ---------         --------
Total available for sale                             $  14,741         $ 14,732
===============================================      =========         ========

HELD TO MATURITY:
U.S. Treasury                                        $    --           $   --
U.S. Government agencies                                  --               --
States and political subdivisions                         --               --
Other securities                                          --               --
-----------------------------------------------      ---------         --------
Total held to maturity                               $    --           $   --
===============================================      =========         ========

Total investment portfolio                           $  14,741         $ 14,732
===============================================      =========         ========


The growth in investment securities during the first nine months of 1998 was the result of a growth in deposits of the Bank. As quality loan demand increases, management expects the investment portfolio to grow at a much slower rate during the remainder of 1998. The growth during 1998 has been in securities available for sale since it has been management's intention to maintain liquidity to fund loan demand. Any growth in the investment portfolio during the remainder of 1998 will probably occur in securities available for sale since it is important to have liquidity to meet loan demand. Many of the securities in the portfolio have call features so the portfolio may experience some turnover depending upon the issuers' decision whether to call a particular security.

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at September 30, 1998. The weighted average yields on these instruments are presented based on final maturity.


                                                Amortized             Estimated          Weighted
                                                  Cost                Fair Value        Average Yield
                                                ---------             ----------        -------------
                                                     (Dollars in thousands)
AVAILABLE FOR SALE:
U.S. Treasuries                                    $ --                  $--                 N/A
U.S. Government agencies:
Due within 1 year                                   1,500                1,501              5.80%
Due after 1 year but within 5 years                16,516               16,588              6.00%
Due after 5 years but within 10 years                --                   --                 N/A
Due after 10 years                                   --                   --                 N/A
--------------------------------------------      -------              -------              -----
Total                                              18,016               18,089              5.99%
--------------------------------------------      -------              -------              -----
States and political   subdivisions                  --                   --                 N/A
Other                                                --                   --                 N/A
--------------------------------------------      -------              -------              -----
Total investments available for sale              $18,016              $18,089              5.99%
============================================      =======              =======              =====

HELD TO MATURITY:
U.S. Treasuries                                   $  --                $  --                 N/A
U.S. Government agencies:
Due within 1 year                                    --                   --                 N/A
Due after 1 year but within 5 years                 1,003                1,010              6.15%
Due after 5 years but within 10 years               3,891                3,951              6.10%
Due after 10 years                                   --                   --                 N/A
--------------------------------------------      -------              -------              -----
Total                                             $ 4,894              $ 4,961              6.11%
--------------------------------------------      -------              -------              -----
States and political subdivisions                    --                   --                 N/A
Other                                               1,000                1,000              5.57%
--------------------------------------------      -------              -------              -----
Total held to maturity                            $ 5,894              $ 5,961              6.02%
============================================      =======              =======              =====
Total investment portfolio                        $23,910              $24,050              6.00%
============================================      =======              =======              =====


The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1997. The weighted average yields on these instruments are presented based on final maturity.

                                             Amortized       Estimated       Weighted
                                               Cost          Fair Value     Average Yield
                                             ---------       ----------     -------------
                                              (Dollars in thousands)
AVAILABLE FOR SALE:
U.S. Treasuries                              $  --           $  --              N/A
U.S. Government agencies:
Due within 1 year                              2,741           2,739           5.79%
Due after 1 year but within 5 years           12,000          11,993           6.07%
Due after 5 years but within 10 years           --              --              N/A
Due after 10 years                              --              --              N/A
------------------------------------------   -------         -------           -----
Total                                         14,741          14,732           6.02%
------------------------------------------   -------         -------           -----
States and political subdivisions               --              --              N/A
Other                                           --              --              N/A
------------------------------------------   -------         -------           -----
Total investments available for sale         $14,741         $14,732           6.02%
==========================================   =======         =======           =====

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at September 30, 1998 (dollars in thousands).

                                                                         Percent of
                                                        Balance          Total Loans
                                                        -------          -----------
Real estate loans:
Construction and land development                      $   985               3.1%
Secured by residential  properties                       9,556              29.5%
Secured by commercial real estate                        9,609              29.7%
                                                       -------             ------
Total real estate loans                                 20,150              62.3%
Commercial and industrial loans                          6,334              19.6%
Other consumer loans                                     5,712              17.9%
All other loans                                             50               0.2%
----------------------------------------------         -------             ------
Total loans                                             32,246             100.0%
Less:
Allowance for possible loan losses                        (403)              N/A
----------------------------------------------         -------             ------
Net loans                                              $31,843               N/A
==============================================         =======             ======

The following table sets forth the composition of the Company's loan portfolio at December 31, 1997 (dollars in thousands).

                                                                         Percent of
                                                        Balance          Total Loans
                                                        -------          -----------
Real estate loans:
Construction and land development                      $   334               6.2%
Secured by residential  properties                       1,018              18.8%
Secured by commercial real estate                        2,248              41.6%
                                                       -------             ------
Total real estate loans                                  3,600              66.7%
Commercial and industrial loans                          1,134              21.0%
Other consumer loans                                       667              12.4%
All other loans                                           --                0.00%
----------------------------------------------         -------             ------
Total loans                                              5,401             100.0%
Less:
Allowance for possible loan losses                          68               N/A
----------------------------------------------         -------             ------
Net loans                                              $ 5,333               N/A
==============================================         =======             ======


The increase in loans during the first nine months of 1998 was the result of growth of the Bank's deposits and the vibrant growing market in which the Bank is located. In addition, additional lending personnel were added which provided the staffing necessary to meet growing loan demand. In addition, favorable interest rates for borrowers in the market have increased the refinancing of first mortgages. The rates have also helped increase housing starts in the market. Finally, increased home sales have provided additional mortgage loan demand. The growing market has also contributed to growth in commercial loans as more new businesses are moving into the area or starting up and existing businesses are expanding. Consumer loan demand has also increased as the Bank has been able to better penetrate the market and offer loan consumer services to its deposit customers. Management anticipates continued loan growth (particularly in the area of single family residential mortgage loans) through the remainder of 1998 and into 1999, but growth may slow somewhat. It is the intent of management to maintain a quality loan portfolio. Management will manage loan growth throughout 1998 and into 1999.

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at September 30, 1998 (in thousands).


                                                                    Maturity Range
                                                 ---------------------------------------------------
                                                 One Year        One Through     Over
                                                 or Less         Five Years   Five Years    Total
                                                 -------         ----------   ----------    -----
LOAN MATURITY:
Real estate construction loans                   $   908           $   77       $  --        $  985
Real estate residential mortgage loans               539            8,707         310         9,556
Real estate commercial loans                       6,533            3,076          --         9,609
Commercial and industrial loans                    3,574            2,222         588         6,384
All other loans                                    2,024            3,588         100         5,712
-------------------------------------------      -------          -------       -----       -------
Total loans                                      $13,578          $17,670       $ 998       $32,246
===========================================      =======          =======       =====       =======

LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
Predetermined interest rates                     $ 1,869          $ 4,425        $998       $ 7,292
Floating or adjustable interest  rates            11,709           13,245          --        24,954
-------------------------------------------      -------          -------        ----       -------
Total                                            $13,578          $17,670        $998       $32,246
===========================================      =======          =======        ====       =======


The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1997 (in thousands).

                                                                       Maturity Range
                                                 ----------------------------------------------------------
                                                 One Year         One Through         Over
                                                 or Less          Five Years       Five Years        Total
                                                 -------          ----------       ----------        -----
LOAN MATURITY:
Real estate construction loans                   $  334             $ --             $  --           $  334
Real estate mortgage loans                           91              3,147              28            3,266
Commercial and industrial loans                     680                454              --            1,134
All other loans                                     287                380              --              667
-----------------------------------------        ------             ------           -----           ------
Total loans                                      $1,392             $3,981           $  28           $5,401
=========================================        ======             ======           =====           ======

LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
Predetermined interest rates                     $1,221             $1,890           $  --           $3,111
Floating or adjustable interest  rates              171              2,091              28            2,290
-----------------------------------------        ------             ------           -----           ------
Total                                            $1,392             $3,981           $  28           $5,401
=========================================        ======             ======           =====           ======



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

The Loan Committee of the Bank periodically reviews the loan portfolio, particularly any nonaccrual and renegotiated loans. Each loan officer is responsible for monitoring and collecting his or her own loan portfolio. Loan Committee review may result in a determination that a loan should be placed on a nonaccrual status for income recognition, subject to Bank Board approval. In addition, to the extent that management identifies potential losses in the loan portfolio and reduces the book value of such loans through charge-offs, to their estimated collectible value, the Company's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due, where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the Loan Committee, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

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

The large number of consumer installment loans and the relatively small dollar amount of each make an individual review impracticable. It is the Company's policy to charge off any consumer installment loan which is past due 90 days or more and is not adequately collateralized.

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $68,000 as of December 31, 1997 or 1.25% of loans outstanding. The allowance for possible loan losses was $403,000 as of September 30, 1998, or 1.25% of loans outstanding. No loans were charged-off (nor any recoveries made) during 1997 nor the first nine months of 1998. The provision for possible loan losses charged against earnings during the first nine months of 1998 was $335,000 and the provision for possible loan losses charged against earnings during the quarter ended September 30, 1998 was $106,000.

There were no non-performing loans of the Company at December 31, 1997 or at September 30, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There were also no loans past due ninety days or more, any other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 1997 or at September 30, 1998.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the nine months ended September 30, 1998 was 48.6% and 55.7%for the quarter ended September 30, 1998.

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

The following table gives the various capital ratios and balances at September 30, 1998 and December 31, 1997 (dollars in thousands) for the Company:



                                                   September 30, 1998    December 31, 1997
                                                    (In thousands)        (In thousands)
CAPITAL:
Tier I capital:
Shareholders' equity                                   $ 8,299               $ 8,699
Less disallowed intangibles                                --                    --
------------------------------------------------       -------               -------
Total Tier I capital                                     8,299               $ 8,699
------------------------------------------------       -------               -------

Tier II capital:
Qualifying debt                                            --                    --
Qualifying allowance for possible loan losses              403                    68
------------------------------------------------       -------               -------
Total Tier II capital                                      403                    68
------------------------------------------------       -------               -------
Total capital                                          $ 8,702               $ 8,767
================================================       =======               =======
Risk-adjusted assets                                   $43,307               $11,883
================================================       =======               =======
Quarterly average assets (since
     commencement of operations)                       $61,093               $20,770
================================================       =======               =======

RATIOS:
Tier I capital to risk-adjusted assets                   19.2%                 73.2%
Tier II capital to risk-adjusted assets                   0.9%                  0.6%
Total capital to risk-adjusted assets                    20.1%                 73.8%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles           13.6%                 41.9%



The following table gives the various capital ratios and balances at September 30, 1998 and December 31, 1997 (dollars in thousands) for the Bank:


                                                      September 30, 1998  December 31, 1997
                                                        (In thousands)      (In thousands)
CAPITAL:
Tier I capital:
Shareholders' equity                                        $8,169            $ 7,757
                                                                                 --
Less disallowed intangibles                                    --                --
----------------------------------------------------       -------            -------
Total Tier I capital                                         8,169            $ 7,757
----------------------------------------------------       -------            -------

Tier II capital:
Qualifying debt                                                --                --
Qualifying allowance for possible loan losses                  403                 68
----------------------------------------------------       -------            -------
Total Tier II capital                                          403                 68
----------------------------------------------------       -------            -------
Total capital                                              $ 8,572            $ 7,825
====================================================       =======            =======
Risk-adjusted assets                                       $43,407            $11,845
====================================================       =======            =======
Quarterly average assets (since
     commencement of operations)                           $62,181            $18,823
====================================================       =======            =======


RATIOS:
Tier I capital to risk-adjusted assets                       18.8%              65.5%
Tier II capital to risk-adjusted assets                       0.9%               0.6%
Total capital to risk-adjusted assets                        19.7%              66.1%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles               13.1%              41.2%


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


On December 31, 1997 and September 30, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

The average balance for short-term borrowings of the Company was less than 30% of shareholders' equity at December 31, 1997 and September 30, 1998.

PROPERTY ACQUISITIONS:

No significant property acquisitions are planned for the next year. Management is looking at the possibility and feasibility of expanding the building located at 607 Memorial Boulevard in the next year. The earliest time for which construction would probably begin is early 1999.

PERSONNEL:

The Company increased the number of employees from the December 31, 1997 level of 14 to 23 at September 30, 1998. Management anticipates the number of employees at the end of 1998 to be approximately 25. Employees will be added as needed to service the anticipated loan and deposit growth and related support services during the next twelve months.

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

         None

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


                           Murfreesboro Bancorp, Inc.
-------------------------------------------------------------------------------
                                  (Registrant)


Date November 12, 1998
     ---------------------

By  /s/ William L. Webb
    ---------------------
        (Signature) *
        William L. Webb,
        Principal Accounting Officer and Chief Financial Officer

*  Print the name and title of each signing officer under his or her signature.