Form 10KSB
period 1998-12-31
MURFREESBORO BANCORP INC
filed 1999-03-31
CIK 1060303

                U.S. Securities and Exchange Commission

                        Washington, D.C. 20549

                              Form 10-KSB

(Mark One)

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _______ to _______.

          Commission File number 0-20402

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Tennessee                                   62-1694317
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

615 Memorial Boulevard, Murfreesboro, Tennessee              37129
--------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:    (615) 890-1111
                                                     --------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Title of each class
                          -------------------

                     Common Stock, $5.00 par value
                     -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     Aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 1999 was: $8,518,563

     Number of shares of Common Stock outstanding as of March 15, 1999: 907,609

     Issuer's revenues for its most recent fiscal year were $3,783,000.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

                BUSINESS AND DEVELOPMENT OF THE COMPANY

Murfreesboro Bancorp, Inc. (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon its formation of the Bank of Murfreesboro (the "Bank"). An application was approved by the Federal Reserve Bank of Atlanta ("FRB"). See SUPERVISION & REGULATION. The Company was incorporated under the laws of the State of Tennessee as a Tennessee corporation on October 21, 1996. The Company's activities are conducted primarily through its subsidiary, the Bank. The Bank began its operations on October 6, 1997. Except for the issuance of one share of common stock to the organizer for $25, the Company was inactive prior to January 1, 1997. The offices of the Company are located at 607 and 615 Memorial Boulevard, Murfreesboro, Tennessee 37129, and its telephone number is (615) 890-1111. Its permanent offices will be the same as the offices of the Bank. See BUSINESS OF THE BANK - General.

The Directors have determined that there are a number of advantages in forming the Company to own the Bank. The first to be considered is the general planning flexibility that a bank holding company offers. State and federal banking laws restrict not only the activities in which banks are allowed to engage, but also the general operations and procedures a bank may follow. The bank holding company offers increased flexibility in such areas as estate planning, acquisitions, expanded range of permissible activities to meet bank and non-bank competition, capital formation options, and facilitation of a more rapid capital generation through retained earnings. Basically, this corporate structure will allow more options.

The formation of a bank holding company can also be an advantage to the whole banking entity. A more efficient bank can offer services to its customers at a lower price or can offer additional or better services at the same price. Non-banking subsidiaries of a bank holding company can also offer services to the community that the bank is unable to provide.

Other advantages include added tax strategies, the ability to acquire bank assets in other states, and the opportunities to acquire thrift institutions that might not be available without a holding company structure. While the Company has no present plans to form any other subsidiaries or make other acquisitions other than the Bank at this time, the Directors determined that this would be the easiest, most efficient, and cheapest time to form a bank holding company so the Company and Bank can take advantage of opportunities immediately when they arise.

                         BUSINESS OF THE BANK
GENERAL

The Bank is an independent and locally oriented bank headquartered in Murfreesboro, Rutherford County, Tennessee. The Company believes that the existing and future banking market in Murfreesboro presents an excellent opportunity for a new locally oriented bank for several reasons: (i) the sale of community banks to out-of-county bank holding companies, (ii) a locally oriented and managed institution can better assess the commercial banking needs of local businesses and more timely respond to the needs of customers, and (iii) the strength of the Murfreesboro economy can provide a solid foundation for growth of local financial institutions. It is expected that the Bank will provide a full range of banking and related financial services with a focus on service to customers and small business.

The Bank applies the same standards and requirements in the conduct of all facets of its business to all of its customers. The general banking business conducted includes the receipt of deposits, making of loans, issuance of checks, acceptance of drafts, consumer credit operations, and all aspects of a full service bank, including the authority to operate a trust department, as approved by the Tennessee Department of Financial Institutions ("TDFI") and the Federal Deposit Insurance Corporation ("FDIC.")

DESCRIPTION OF BUSINESS

The mission of the Company is to enhance shareholder value while serving the financial needs of the Rutherford County community, its businesses (including minority-owned), and its citizens, (including low-income families). The Bank is in the financial services business and charged with the responsibility of serving the financial needs of businesses and families in the market area.

The primary mission of the Bank is to maximize its sustainable earnings. Management wants to maximize the total earnings of the Bank over the long term. When appropriate, the Bank will sacrifice short-term earnings for higher profits in the future.

The Bank will be a responsible citizen and business leader of Rutherford County. The Bank will take its citizenship duties seriously and will strive to take actions that are in the best interest of the community.

Providing financial services to the customers is the business of the Bank. The products are designed to meet the financial needs of the customers, the hours are to be set to meet the needs of customers, and the employees are hired to meet the needs of the customers. High quality customer service is also a mission of the Bank. It is only through the accomplishment of this mission that the Bank's growth and profitability goals can be achieved.

The major asset with which to accomplish the Bank's mission is the employees. Without dedicated and responsible employees, it would be impossible for the Bank to be a responsible citizen of the community or to render high quality customer service. A mission of the Bank, therefore, is to be a responsible employer. All Bank employees will be treated with dignity and respect. All will be given equal opportunity regardless of race, sex, age, or physical disability.

The directors believe that with Mr. William E. Rowland as President and Chief Executive Officer, they can attract and retain experienced local bankers with experience in the Rutherford County market and having a customer base that will allow the Bank to grow its deposits and loans in a manner to become cumulatively profitable. It is the intent of management to concentrate on controlled growth in a manner to build a network servicing a quality customer base in Rutherford County. The focus will be to serve Rutherford County from a centralized location in Murfreesboro. The target customers will be individuals having strong ties to the local market. The Bank's marketing will be directed toward individuals who feel that the Murfreesboro and the Rutherford County market is their home and the center of their world and to be differentiated from the individual that views Murfreesboro as a bedroom community of Nashville which is the focus of their employment, business, shopping and/or social activities.

It is the intent of the Bank to concentrate on the Murfreesboro/Rutherford County market and to search for avenues to provide banking services at the least possible cost. Full service brick and mortar branches carry the cost burden of the opportunity cost on the investment, depreciation on the building and equipment, and personnel cost. Instead of adding numerous branch locations, the Bank will operate from one or two locations (preferably one) and search for ways to provide a network to deliver service throughout the community by the use of Automated Teller Machines ("ATM's"), credit cards, debit cards, home banking and the use of other future electronic vehicles. It will be the objective to provide personal hometown banking by having bankers that know the market and are sensitive to the financial needs of the customer. Management selected computer services that allow the Bank to provide the state of the art electronic products. It will be the Bank's objective to maintain a competitive advantage through cost control and by avoiding the costs associated with a brick and mortar branch system.

Commercial Banking The range of services provided by the Bank in the commercial banking area include business loans, both short and long term, secured and unsecured, money management services and transaction services. Most of the services to be offered in this market are anticipated to be proprietary, with some reliance upon services developed by other financial service institutions.

The Bank's targeted market in the commercial banking area is small to medium-sized businesses. Typically, these commercial customers have annual revenues of $100 million or less and probably encompass most of the local businesses in the Bank's market area. Certain not-for-profit and governmental entities may also find the Bank's services attractive. The Bank's focus in the commercial banking market is to provide intensive, high-quality service for its customers. Particularly in the credit service area, the Bank endeavors to give its commercial customers access to a highly-trained servicing team of credit and deposit service specialists who remain with the customer relationship for long periods of time. Credit decision-making is customized to meet the borrower's financial needs and designed for rapid response. Credit judgments involve the Bank's senior management and, where legally required, involve the Directors of the Bank.

Consumer Banking The Bank offers a broad range of financial services designed to meet the credit, thrift, transaction and trust needs of the general consumer market place. These services include traditional demand and time deposit accounts, safe deposit facilities, automated teller facilities, credit card services, traveler's checks, and consumer loans including mortgage loans.

Trust Services The Bank intends to offer limited trust services, such as pre-paid funeral contracts and simple personal trusts. The Bank has trust powers but has not exercised the powers at this time.

COMPETITION

The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions, and issuers of commercial paper and other securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders.

In Rutherford County, there are 10 commercial banks, with at least 36 offices actively engaged in banking activities, including 8 major statewide financial institutions. In addition, there is one savings and loan association with 6 locations and numerous credit unions, finance companies, and other financial service providers. Total deposits held by banks and savings and loan associations in Rutherford County as of June 30, 1997 were over $1.3 billion. Of those deposits, banks held approximately 84% and savings and loans held approximately 16%. Of the bank deposits, the offices of major bank holding companies held 95.86%.

REGULATORY APPROVALS

The Bank received a bank certificate of authority from the TDFI on September 30, 1997 and approval from the FDIC on September 5, 1997. The Bank has insurance on deposits up to $100,000 by the Bank Insurance Fund. The Bank is subject to regulation by the TDFI and the FDIC. The Company is subject to regulation by the FRB and the laws of the state of Tennessee relating to corporations. See SUPERVISION AND REGULATION.

EMPLOYEES

The Bank had a staff of approximately 14 full-time employees at December 31, 1997 and 28 full-time employees at December 31, 1998. William E. Rowland serves as the Bank's President and Chief Executive Officer, and Joyce Ewell serves as the Bank's senior vice president. The Bank offers a typical health and disability insurance plan to its employees. Beginning January 1, 1998, the Bank instituted a 401(k) employee benefit plan.

POLICIES AND PROCEDURES

The Board of Directors of the Bank established a statement of lending policies and procedures, or loan policy, to be used by loan officers of the Bank when making loans. The loan policy incorporates general lending principles and then more specific principles/policies relating to specific departments within the Bank's lending framework. The loan policy defines the trade area as the Rutherford County market and surrounding counties, and any loan made outside such area will require approval of the Bank's loan committee. The Bank's goal is to achieve a loan to deposit ratio of 80% and a specific breakdown of the targeted types of loans are included in the loan policy. Lending limits of specific officers and the loan committee are included.

The Board of Directors of the Bank also established an investment policy which guides Bank officers in determining the investment portfolio of the Bank. The Bank's investment policy sets forth the general objectives and criteria for the Bank in making investments in securities. The investment policy establishes and sets forth the duties of an investment committee which shall control the policies concerning the investment portfolio. A portfolio investment manager shall be appointed to be responsible for the day to day operations and implementation of the policies and strategies set forth by the investment committee.

As banking has become more volatile, it has become increasingly more difficult to produce adequate earnings on a consistent basis. In addition, federal regulators have become quite interested in the asset/liability management of banks; and examiners are strongly suggesting that written policies and procedures are necessary. Therefore, the Board of Directors of the Bank has developed a written statement detailing the Bank's asset/liability policy and procedures to minimize the Bank's interest rate risk. The goal of the policy is to maintain adequate earnings in all future interest rate environments. The asset/liability management policy establishes an asset/liability management committee which is assigned the responsibility to establish procedures to achieve the Bank's goals while adhering to prudent banking policies. The analysis to be conducted by the committee is set forth in the policy as well as other duties and responsibilities. One such duty is to address the liquidity needs of the Bank to assure that sufficient funds are available to meet credit demands and deposit withdrawals.

Other policies include an Interbank Liabilities Policy, Interest Rate Risk Policy, Code of Ethics, and Audit Policy.

THE MARKET

The Bank will focus its efforts and attention on serving consumers and businesses in the Murfreesboro (the "City") and Rutherford County (the "County") area. According to the Murfreesboro Chamber of Commerce, Rutherford County has experienced a strong and steady growth pattern in the past several years. There has been an excellent increase in new industry, new business, and population. This is a result of the many advantages the community has to offer. There is a desire on the part of the City and County officials to have the community grow and prosper. An avid interest in the potential of the county by the business and civic leaders as well as its residents makes this a progressive community.

Rutherford County is the geographic center of Tennessee, located Southeast of Nashville on the major interstate (1-24) corridor between Nashville and Chattanooga. Chief topographic features are the Stones River and J. Percy Priest Lake. Rutherford County encompasses 612 square miles and the average elevation is 619 feet above sea level. Rutherford County is easily associated as a "bedroom" community for Nashville because of its natural proximity, but this term is less and less accurate as more and more people, companies, and diversified employment/career opportunities take root in our area for local employment, educational and shopping interests, resulting in less medium-haul commuting.

There are four incorporated municipalities in the County which are Murfreesboro, Smyrna, LaVergne, and Eagleville. Many other smaller communities are unincorporated but still rural centers for residential and agricultural life. Rutherford County has a population estimated at 154,333 in 1998 by the State of Tennessee. The rate of growth (38% population increase since 1990) indicates the area is one of the fastest growing centers in Tennessee and the Southeastern United States. Official population figures for the area are as follows:

                                          US Census           Estimated
                                             1990               1998
                                            -------            -------
               Murfreesboro                  44,922             59,506*
               Smyrna                        13,647             24,077*
               LaVergne                       7,499             16,001*
               Eagleville                       462                462
                                            -------            -------
               RUTHERFORD COUNTY            140,700            154,333
                                            =======            =======

* Denotes population based upon special census.

Murfreesboro and Smyrna both have a substantial downtown area and several shopping centers, which provide a variety of commercial establishments for shopping convenience. Specialty shops offer unique buying opportunities. LaVergne has the county's largest industrial park, which functions in part as one of the largest distribution centers in the Southeastern United States. Murfreesboro is home to many antique and collectible item dealers. It holds the reputation of being the "Antique Center of the South," in tandem with much of its antebellum heritage.

According to the Tennessee Department of Economic and Community Development the major employers in Rutherford County include:

         FIRM                                  PRODUCT/SERVICE             TOTAL EMPLOYMENT
         ----                                  ---------------             ----------------

Nissan Motor Manufacturing Corp., USA      Car Manufacturing                     6,070
Rutherford County Government               Government                            2,657
Ingram Distribution                        Publications                          2,000
Whirlpool Corporation                      Refrigerators, Air  Conditioners      2,000
Bridgestone/Firestone                      Tires                                 1,900
Middle Tennessee State University          University                            1,650
Alvin C. York V.A. Medical Center          Hospital                              1,448
City of Murfreesboro                       Municipality                          1,232
Middle Tennessee Medical Center            Hospital                              1,030
Perrigo of Tennessee                       Plastic Bottles and Personal
                                             Care Products                       1,000
Caradon Better-Bilt                        Aluminum Storm Doors, Windows           850
State Farm Insurance Co.                   Insurance                               809
National HealthCare, L.P.                  Health Care                             800
Waldenbooks                                Publications                            774


Per capita personal income in Rutherford County has grown 23.6% between 1990 through 1994 from $15,948 to $19,716. During the same period, total employment has grown 24.8% from 62,723 to 78,306 according to the United States Department of Commerce. Total employment has continued to grow to over 88,500 at the end of December 1998. The unemployment rate for Rutherford County was 2.1% for December 1998 compared to 3.5% for Tennessee and a national average of 4.0%.

Middle Tennessee State University ("MTSU"), established in 1911, has a significant impact on the community in the Rutherford County area. With an enrollment of more than 18,432, MTSU offers 143 degree programs in six undergraduate colleges and a graduate college. The college offers bachelor, master, specialist and doctoral degrees. It is the fastest growing and third largest university in Tennessee. MTSU is the site for many academic, cultural, sporting, and entertainment events. MTSU's Murphy Center is a popular venue for super star entertainment as well as college and high school sporting events.

                      SUPERVISION AND REGULATION

The following summaries of statutes and regulations affecting banks and bank holding companies do not purport to be complete; however, these summaries include all the material aspects of the statutes and regulations. Such summaries are qualified in their entirety by reference to the statutes and regulations described.

BANK HOLDING COMPANY ACT OF 1956

The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the "Act"), and consequently will be subject to examination by the Board of Governors of the Federal Reserve System.

A bank holding company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be proper incident thereto.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Proposals to allow some exceptions to these rules recently have been enacted, and additional regulatory relief on this issue is pending.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 15 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

TENNESSEE BANKING ACT; FEDERAL DEPOSIT INSURANCE ACT

The Bank was incorporated under the banking laws of the State of Tennessee and, as such, is subject to the applicable provisions of those laws. The Bank is subject to the supervision of the TDFI and to regular examination by that department. The Bank's deposits are insured by the

FDIC through the Bank Insurance Fund ("BIF"), and it is, therefore, subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC.

Tennessee statutes and the Federal Deposit Insurance Act ("FDIA") regulate a variety of the banking activities of the Bank, including required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches. There are certain limitations under federal and Tennessee law on the payment of dividends by banks. Under Tennessee law, the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank's undivided profits account, and may quarterly, semi-annually, or annually declare a dividend in such amount as they shall judge expedient after deducting any net loss from the undivided profits account and transferring to the bank's surplus account (1) the amount (if any) required to raise the surplus ("Additional Paid-in-Capital Account") to 50% of the capital stock and (2) the amount required (if any), but not more than 10% of net profits, until the paid-in-surplus account equals the capital stock account, provided that the bank is adequately reserved against deposits and such reserves will not be impaired by the declaration of the dividend.

A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Tennessee law prohibits state banks from paying dividends other than from undivided profits, and when the surplus account is less than the capital stock account, imposes certain other restrictions on dividends. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

State banks also are subject to regulation respecting the maintenance of certain minimum capital levels (see below), and the Bank will be required to file annual reports and such additional information as the Tennessee Banking Act and FDIC regulations require. The Bank also is subject to certain restrictions on loan amounts, interest rates, "insider" loans to officers, directors and principal shareholders, tie-in arrangements, and transactions with affiliates, as well as many other matters. Strict compliance at all times with state and federal banking laws will be required.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, must become and remain insured banks under the FDIA. (See 12 U.S.C. ss. 1811, et seq.).

Under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the Bank's Board of Directors or finance committee (however titled), the Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts.

Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on August 9, 1989. FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

The Federal Deposit Insurance Bank Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements. (See CAPITAL REQUIREMENTS for specifics). In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

FDICIA contain numerous other provisions, including accounting, audit and reporting requirements, beginning in 1995 termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDFI and the FDIC examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the BIF and for depositors and not for the protection of investors and shareholders.

INTERSTATE ACT

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into other states if the state has opted-in to this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment. Regulations have not yet been issued under the Interstate Act. A bill has been enacted by the Tennessee legislature which repeals the Tennessee Reciprocal Banking Act, amends the Tennessee Bank Structure Act of 1974, and amends Tennessee's bank branching laws by opting in to the Interstate Act. Management cannot predict the extent to which the business of the Bank may be affected.

BROKERED DEPOSITS

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits. Under the regulations, a bank cannot accept a rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of .75% over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. These brokered deposit regulations may have an affect on the funding or liquidity of the Bank.

FDIC INSURANCE PREMIUMS

The Bank is required to pay semiannual FDIC deposit insurance assessments to the BIF. As required by FDICIA, the FDIC adopted a risk-based premium schedule that increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially ranged from $.23 to $.31 for every $100 of deposits. Based upon certain requirements of FDICIA, effective January 1, 1994, an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Currently the assessment rate schedule for BIF members currently range from no assessment to $.27 for every $100 of deposits. Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Congress recently passed the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). The thrift industry is paying a one-time assessment of $4.5 billion to capitalize the SAIF, and banks will bear part of the cost of the Financing Corporation ("FICO") bonds sold from 1987-89 in an effort to shore up the former Federal Savings and Loan Insurance Corporation. BIF-member institutions, such as the Bank, will pay one-fifth the rate paid by SAIF members for the first three years. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis.

CAPITAL REQUIREMENTS

The federal regulatory agencies use capital adequacy guidelines in their examination and regulation of banks. If the capital falls below the minimum levels established by these guidelines, the Bank may be denied approval to acquire or establish additional banks or non-bank businesses, or to open facilities, or the Bank may be subject to other regulatory restrictions or actions.

Banking organizations historically were required to maintain a minimum ratio of primary capital to total assets of 5.5%, and a minimum ratio of total capital to total assets of 6.0%. The primary and total capital ratio requirements have been replaced by the adoption of risk-based and leverage capital requirements.

Risk-Based Capital Requirements The FDIC adopted risk-based capital guidelines for banks effective after December 31, 1990. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital (see the description of Tier I capital and Tier 2 capital below).

A banking organization's qualifying total capital consists of two components:
Tier I capital (core capital) and Tier II capital (supplementary capital). Tier I capital is an amount equal to the sum of (i) common shareholders' equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Intangible assets generally must be deducted from Tier I capital, subject to limited exceptions for goodwill arising from certain supervisory acquisitions. Other intangible assets may be included in an amount up to 25% of Tier I capital, provided that the asset meets each of the following criteria: (i) the asset must be able to be separated and sold apart from the banking organization or the bulk of its assets; (ii) the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization; and (iii) the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization's regulatory capital. At least 50% of the banking organization's total regulatory capital must consist of Tier I capital.

Tier II capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier II capital are subject to certain requirements and limitations of the FDIC.

Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal banking regulators may require other deductions on a case-by-case basis.

Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of such asset and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

Leverage Capital Requirements The FDIC has issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I Leverage Capital Ratio (Tier I capital, less intangible assets, to total assets). In order for an institution to operate at or near the minimum Tier I leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the Bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

The FDIC rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may be subject to enforcement action including termination of FDIC insurance.

EFFECTS OF GOVERNMENTAL POLICIES

The Bank's earnings are affected by the difference between the interest earned by the Bank on its loans and investments and the interest paid by the Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objections are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings, and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of the proposed Bank.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. For example, the Depository Institutions Deregulation and Monetary Control Act of 1980 (the "Deregulation Act") provided for the phasing out of restrictions on deposit interest rate ceilings, the authorization of new accounts and related services, and the expansion of the lending authority of savings and loan associations. The Deregulation Act has altered, to a certain extent, the competitive relationship that previously existed among financial institutions, and it may result in a substantial reduction in the historical distinction between the services offered by banks, savings and loan associations, and other financial institutions.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns two one-story commercial buildings in Murfreesboro, Tennessee located at 615 Memorial Boulevard and 607 Memorial Boulevard. The buildings are located on approximately 2.5 acres of land. The main building is located at 615 Memorial Boulevard and contains approximately 2,168 square feet of office space. It was constructed in 1977 and houses the Bank's new accounts, teller area, vault and safe deposit boxes and serves as the main retail service center for the Bank. The building located at 607 Memorial Boulevard serves as the loan origination and operations area as well as housing the executive offices of the Bank. It contains approximately 3,944 square feet of office space and was constructed in 1976. Both sites have been renovated to meet the needs of the Company. A new automated teller machine is located in a small facility adjacent to and detached from the main office. The property also contains approximately
1.5 acres of paved parking lot.

During 1998 the Company developed plans to renovate the existing building into one main office. As of December 31, 1998, approximately $27,000 has been expended on architectural and engineering services, but no formal contract has been executed. Management anticipates entering into a contract and beginning construction in 1999 and estimates the cost of the project to be between $1,500,000 and $2,000,000.

It is not the policy of the Company to acquire properties for possible capital gains or income generation. Investments in real estate will be limited to properties utilized for operational activities.

The Company offers loans secured by first and second real estate mortgages as a component of its lending function. The Company will originate and may service mortgage loans in connection with the lending function. Presently, the Company is only servicing in-house generated mortgage loans.

The Company does not invest in securities of real estate entities or in developed or undeveloped properties. In the future the Company may purchase mortgage-backed securities as part of its investment portfolio; however, based upon current market conditions, management does not presently intend to purchase any mortgage-backed securities in the short-term or long-term.

ITEM 3 - LEGAL PROCEEDINGS

Currently the Company is not involved in any legal proceedings or lawsuits nor has it been during the years ended December 31, 1997 or December 31, 1998. Management is also unaware of any potential legal proceedings that may arise in the future.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of 1998.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Murfreesboro Bancorp, Inc. is not listed on a stock exchange and no broker makes a market in the shares. The number of shareholders of record at December 31, 1998 was 2,465. Holders of the Company's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. The Board of Directors does not anticipate paying cash dividends in the near future. Dividends will be affected by other factors including applicable government regulations and policies. See Note 11 to the Consolidated Financial Statements for restrictions of dividends. The following table shows the quarterly range of high and low sale prices for the Company's common stock during 1998 from known trades to which the Bank functions as the stock transfer agent. The sale prices do not necessarily represent all trading transactions for the periods.

                                                  HIGH        LOW

First Quarter                                    $11.00      $10.00
Second Quarter                                   $12.50      $10.00
Third Quarter                                    $12.50      $12.50
Fourth Quarter                                   $12.50      $12.50

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow. The Company was inactive and dormant from its formation on October 21, 1996 until December 31, 1996.

SUMMARY

Net loss for the year ended December 31, 1997 was $369,000 and the net loss for the year ended December 31, 1998 was $177,000.

Effective October 6, 1997, the Company and Bank began operating activities. Prior to that time, the Company was in organization.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the year ended December 31, 1997 totaled $4,654,000, which represented 82.6% of average total assets. Earning assets totaled $27,837,000 at December 31, 1997. Average earning assets for the year ended December 31, 1998 totaled $52,311,000, which represented 94.1% of average total assets. Earning assets totaled $71,433,000 at December 31, 1998.

Loan Portfolio. The Company's average loans for the year ended December 31, 1997 were $627,000 and for the year ended December 31, 1998 were $23,288,000. The balance in total loans at December 31, 1997 was $5,401,000 and $37,670,000 at December 31, 1998.

Investment Portfolio. The Company's investment securities portfolio averaged $1,485,000 for the year ended December 31, 1997 and $23,422,000 for the year ended December 31, 1998. The portfolio totaled $14,732,000 at December 31, 1997 and $26,582,000 at December 31, 1998.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value. At December 31, 1997, unrealized losses in the "Available for Sale" portfolio amounted to $9,000 and there was an unrealized gain of $19,000 at December 31, 1998. The average balance of securities "Available for Sale" during the year ended December 31, 1998 was $19,337,000 and the balance at December 31, 1998 was $20,198,000. The average balance of securities "Held to Maturity" during the year ended December 31, 1998 was $4,085,000 and the balance at December 31, 1998 was $6,384,000. All securities held at December 31, 1997 and during 1997 were classified as "Available for Sale."

Deposits. The Company's average deposits were $2,782,000 for the year ended December 31, 1997. This included average non-interest-bearing deposits of $283,000, average certificates of deposit of $1,446,000, average saving deposits of $8,000 and average interest-bearing transaction accounts of $1,045,000. The Company's average deposits for the year ended December 31, 1998 were $45,537,000. This included average non-interest-bearing deposits of $1,803,000, average certificates of deposit of $21,174,000, average savings deposits of $160,000 and average interest-bearing transaction accounts of $22,400,000. Deposits at December 31, 1998 were $65,002,000 and $21,765,000 at December 31, 1997.

Capital Resources. Shareholders' equity totaled $8,690,000 at of December 31, 1997. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $369,000 and other comprehensive loss of unrealized loss on securities available for sale of $9,000. Shareholders' equity totaled $8,534,000 at December 31, 1998. This included $9,068,000 of common stock and additional paid in capital less a deficit of $546,000 and other comprehensive income in the form of an unrealized gain on securities available for sale of $12,000, which is net of tax effect of $7,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At December 31, 1997 and December 31, 1998, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at December 31, 1998 or December 31, 1997.

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

Net interest income for the year ended December 31, 1997 totaled $145,000. This was the result of interest income of $292,000 and interest expense of $147,000. Interest income produced by the loan portfolio totaled $63,000, interest income on investment securities totaled $90,000, and interest income on federal funds totaled $112,000, and interest income on escrow funds totaled $27,000. Interest expense included $87,000 of interest expense on certificates of deposit, interest expense of $40,000 on interest-bearing transaction accounts, interest expense of $15,000 on money market demand accounts, $4,000 on the note payable and savings accounts of $1,000.

Net interest income for the year ended December 31, 1998 totaled $1,257,000. This was the result of interest income of $3,632,000 and interest expense of $2,375,000. Interest income produced by the loan portfolio totaled $1,936,000, interest income on investment securities totaled $1,387,000 and interest income on federal funds totaled $309,000. Interest expense included $1,194,000 of interest expense on certificates of deposit, interest expense of $859,000 on interest-bearing transaction accounts, interest expense of $252,000 on money market demand accounts, interest expense on savings accounts of $4,000 and interest expense on repurchase agreements of $66,000.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets.

The net interest margin for the year ended December 31, 1997 was 3.11%. The net cost of funds, defined as interest expense divided by average-earning assets, was 3.16% for 1997. The yield on earning assets was 6.27% for 1997. The net interest margin for the year ended December 31, 1998 was 2.40%. The net cost of funds for the year ended December 31, 1998 was 4.54% and the yield on earning assets was 6.94%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the year ended December 31, 1997 was 0.51% and for the year ended December 31, 1998 was 1.67%.

Allowance for Possible Loan Losses. Lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans that present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis.

Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a quarterly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears, unless there is sufficient collateral to justify continued accrual.

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

While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Management believes that the $68,000 at December 31, 1997 and $473,000 at December 31, 1998 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless there is reason to believe the collection of principal and interest is fairly certain. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis.

The Company had no non-performing assets or impaired loans as of December 31, 1997. There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1998. Loans past due ninety days or more and still accruing interest at December 31, 1998 totaled $3,000.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits as well as interest earned on escrow funds held by the Company before the Bank began operations. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $6,000 for the year ended December 31, 1997. This included $4,000 from service charges on deposit accounts, other fees of $1,000 and $1,000 of other non-interest income. There were no gains or losses on securities during 1997.

Non-interest income totaled $151,000 for the year ended December 31, 1998. This included $113,000 on service charge on deposit accounts, other fees of $12,000 and $26,000 of other non-interest income. There were no gains or losses on securities during 1998.

Non-interest Expenses. Non-interest expense for the year ended December 31, 1997 totaled $452,000. Salaries and employee benefits for the year ended December 31, 1997 totaled $202,000. Occupancy expense for the year ended December 31, 1997 totaled $12,000 while furniture and equipment expense totaled $24,000. All other non-interest expenses totaled $214,000 for the year ended December 31, 1997. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees and start-up costs related to the commencement of operations of the Company.

Non-interest expense for the year ended December 31, 1998 totaled $1,471,000. Salaries and employee benefits for the year ended December 31, 1998 totaled $700,000. Occupancy expenses for the year ended December 31, 1998 totaled $80,000 while furniture and equipment expenses totaled $113,000. Other non-interest expenses totaled $578,000.

Non-recurring items. During the year ended December 31, 1997 the Company earned $27,000 in interest income from escrow funds related to stock subscriptions and incurred start-up costs of $149,000 excluding $40,000 of capitalized organizational costs. Such income and start-up costs will not recur in future periods.

During the year ended December 31, 1998 the Company expensed an additional $38,000 of previously capitalized organization costs through a change in accounting principle. In addition, approximately $15,000 of year 2000 testing expenses were incurred.

Income Taxes. At December 31, 1998, the Company had net operating losses for federal and state income taxes of approximately $560,000 of which $310,000 expire in tax year 2012 for federal and state purposes. Approximately $250,000 will expire in tax year 2013 for state purposes, and in tax year 2018 for federal purposes. The Company recorded no tax benefit for the year ended December 31, 1997 as a valuation allowance of $138,000 was recorded related to the deferred tax asset for these net operating losses and other temporary differences.

For the year ended December 31, 1998 the Company recognized a tax benefit of $330,000, by recording a deferred tax asset. Management believes it is more likely than not that the deferred tax asset will be realized due to recent positive interim operating results and anticipated future operating results.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the year ended December 31, 1997 was (6.55%.) Return on equity (net income divided by average equity) for the year ended December 31, 1997 was (17.66%.) Equity to assets (average equity divided by average total assets) for the year ended December 31, 1997 was 37.1%. There were no dividends paid during the year ended December 31, 1997, so no dividend payout ratio is presented.

Return on assets for the year ended December 31, 1998 was (0.32%). Return on equity for the year ended December 31, 1998 was (2.08%). Equity to assets for the year ended December 31, 1998 was 15.28%. There were no dividends paid during the year ended December 31, 1998 so no dividend payout ratio is presented.

EFFECTS OF INFLATION AND CHANGING PRICES

Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 1998 indicated and certain other information:


                                                                                            Interest            Average
                                                                       Average              Income/             Yields/
                                                                       Balance              Expense              Rates
                                                                       --------              ------            ----------
ASSETS:                                                                (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans                                                                  $ 23,288              $1,936                 8.31%
U.S. Treasury and other U.S. government agencies                         23,422               1,387                 5.92%
States and municipalities                                                    --                  --                   N/A
Federal funds sold                                                        5,601                 309                 5.52%
Interest bearing deposits with other financial institutions                  --                  --                   N/A
-----------------------------------------------------------            --------              ------            ----------
Total interest-earning assets/interest income                            52,311               3,632                 6.94%
-----------------------------------------------------------            --------              ------            ----------
Cash and due from banks                                                   1,260
Other assets                                                              2,306
Allowance for possible loan losses                                         (277)
-----------------------------------------------------------            --------
Total assets                                                           $ 55,600
===========================================================            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                                   $ 22,560               1,115                 4.94%
Certificates of deposit                                                  21,174               1,194                 5.64%
Repurchase agreements                                                     1,366                  66                 4.83%
Note payable                                                                 --                  --                   N/A
-----------------------------------------------------------            --------              ------            ----------
Total interest-bearing liabilities/interest expense                      45,100               2,375                 5.27%
-----------------------------------------------------------            --------              ------            ----------
Non-interest-bearing demand deposits                                      1,803
Other liabilities                                                           204
Shareholders' equity                                                      8,493
-----------------------------------------------------------            --------
Total liabilities and shareholders' equity                             $ 55,600
===========================================================            ========
Net interest earnings                                                                      $  1,257
===========================================================                                ========
Net interest income on interest-earning assets                                                                      2.40%
===========================================================                                                      ========

Taxable equivalent adjustment:                                                                 N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 1997 indicated and certain other information:


                                                                                            Interest         Average
                                                                       Average              Income/          Yields/
                                                                       Balance              Expense          Rates
                                                                       --------              ------         --------
ASSETS:                                                                (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                                  $    627            $     63           10.05%
U.S. Treasury and other U.S. government agencies                          1,485                  90            6.06%
States and municipalities                                                    --                  --            N/A
Federal funds sold                                                        2,100                 112            5.33%
Interest bearing deposits with other financial institutions                 442                  27            6.11%
-----------------------------------------------------------            --------            --------          -------
Total interest-earning assets/interest income                             4,654                 292            6.27%
-----------------------------------------------------------            --------            --------          -------
Cash and due from banks                                                     251
Other assets                                                                739
Allowance for possible loan losses                                           (8)
-----------------------------------------------------------            --------
Total assets                                                           $  5,636
===========================================================            ========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:

Demand deposits and savings accounts                                   $  1,053                  56            5.32%
Certificates of deposit                                                   1,446                  87            6.02%
Repurchase agreements                                                        --                  --             N/A
Note payable                                                                 54                   4            7.41%
-----------------------------------------------------------            --------            --------          -------
Total interest-bearing liabilities/interest expense                       2,553                 147            5.76%
-----------------------------------------------------------            --------            --------          -------
Non-interest-bearing demand deposits                                        283
Other liabilities                                                           710
Shareholders' equity                                                      2,090
-----------------------------------------------------------            --------
Total liabilities and shareholders' equity                             $  5,636
===========================================================            ========
Net interest earnings                                                                      $    145
===========================================================                                ========
Net interest income on interest-earning assets                                                                 3.11%
===========================================================                                                  =======
Taxable equivalent adjustment:                                                                  N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the year ended December 31, 1997 to the year ended December 31, 1998 (in thousands).

                                                                             INCREASE            INCREASE
                                                         INCREASE            (DECREASE)         (DECREASE)
                                                         (DECREASE)         DUE TO VOLUME       DUE TO RATE
------------------------------------------------------------------------------------------------------------
                        ASSETS

Interest bearing deposits with other banks                $   (27)            $   (27)            $  --
Federal funds sold                                            197                 187                10
Investment securities:
Available for sale                                          1,049               1,082               (33)
Held to maturity                                              248                 248                --
-------------------------------------------------------------------------------------------------------
  Investment securities                                     1,297               1,330               (33)
-------------------------------------------------------------------------------------------------------

Loans                                                       1,873               2,278              (405)
-------------------------------------------------------------------------------------------------------
    Total interest earning assets                         $ 3,340             $ 3,768             $(428)
-------------------------------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:
  Negotiable order of withdrawal accounts                 $   818             $   860             $ (42)
  Money market demand accounts                                237                 280               (43)
  Savings accounts                                              4                   4                --
  -----------------------------------------------------------------------------------------------------
    Total demand deposits and savings accounts              1,059               1,144               (85)
-------------------------------------------------------------------------------------------------------
  Time deposits less than $100,000                            829                 877               (48)
  Time deposits $100,000 or greater                           278                 316               (38)
-------------------------------------------------------------------------------------------------------
    Total certificates of deposits                          1,107               1,193               (86)
-------------------------------------------------------------------------------------------------------
    Total interest bearing deposits                         2,166               2,337              (171)
-------------------------------------------------------------------------------------------------------
Notes payable                                                  (4)                 (4)               --
Repurchase agreements                                          66                  66                --
-------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                      2,228               2,399              (171)
-------------------------------------------------------------------------------------------------------

  Total                                                   $ 1,112             $ 1,369             $(257)
=======================================================================================================

Amounts are adjusted to a fully taxable basis, based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit. The effect of volume change is computed by multiplying the change in volume by the prior year rate. The effect of rate change is computed by multiplying the change in rate by the prior year volume. Rate/volume change is computed by multiplying the change in volume by the change in rate and included in the rate change.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 1998 and 1997 (in thousands):

                                                                                       1998               1997
                                                                                     -------            -------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                                           $ 2,567            $   808
U. S. Government and states and political subdivisions                                    --                 --
Certified and official checks                                                            389                156
-------------------------------------------------------------------------            -------            -------
Total non-interest-bearing deposits                                                    2,956                964
-------------------------------------------------------------------------            -------            -------
Interest-bearing deposits:
Interest-bearing demand accounts                                                      29,557             10,545
Saving accounts                                                                          221                 59
Certificates of deposit, less than $100,000                                           23,752              6,312
Certificates of deposit, $100,000 or greater                                           8,516              3,885
-------------------------------------------------------------------------            -------            -------
Total interest-bearing deposits                                                       62,046             20,801
-------------------------------------------------------------------------            -------            -------
Total deposits                                                                       $65,002            $21,765
=========================================================================            =======            =======


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the year ended December 31, 1998 and 1997 (dollars in thousands):

                                                                      1998                         1997
                                                                      ----                         ----
Non-interest-bearing deposits                                 $ 1,803         N/A          $  283            N/A
Interest-bearing demand deposits                               22,400       4.96%           1,045          5.32%
Savings accounts                                                  160       2.51%               8          2.52%
Certificates of deposit                                        21,174       5.64%           1,446          6.02%
--------------------------------------------------------      -------       -----          ------          -----
Total deposits                                                $45,537       5.28%          $2,782          5.72%
========================================================      =======       =====          ======          =====


At December 31, 1998, certificates of deposits greater than $100,000 aggregated approximately $8,516,000. The following table indicates, as of December 31, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                    3 Months         3 to 12      1 to 5        Over 5
                                                     or less         Months        Years         Years
                                                     -------         ------        -----         -----

Certificates of deposit                                $1,722       $5,794     $  1,000       $   -
================================================       ======       ======     ========       =========

At December 31, 1997, certificates of deposits greater than $100,000 aggregated approximately $3,885,000. The following table indicates, as of December 31, 1997, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                    3 Months         3 to 12      1 to 5        Over 5
                                                     or less         Months        Years         Years
                                                     -------         ------        -----         -----
Certificates of deposit                                $3,135         $750             --             --
================================================       ======         ====       ========       =========

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, 1998 and December 31, 1997 (in thousands):

                                                                      1998                        1997
                                                                      ----                        ----
Interest-bearing deposits with banks                                $    --                      $    --
Investment securities                                                26,582                       14,732
Federal funds sold                                                    7,070                        7,704
Loans:
Real estate                                                          23,256                        3,600
Commercial and other                                                 14,414                        1,801
---------------------------------------------------------           -------                      -------
Total loans                                                          37,670                        5,401
---------------------------------------------------------           -------                      -------
Interest-earning assets                                             $71,322                      $27,837
=========================================================           =======                      =======


INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At December 31, 1998, approximately $20,198,000 of investment securities was classified as available for sale and at December 31, 1997, approximately $14,732,000 of investment securities was classified as available for sale. Approximately $19,000 of unrealized gain, before tax effect, and $9,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of December 31, 1998 and December 31, 1997, respectively. There was $6,384,000 of securities at December 31, 1998 classified as held to maturity. There were no securities at December 31, 1997 classified as held to maturity.

At December 31, 1997 as well as December 31, 1998, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company acquired restricted stock in the Federal Home Loan Bank of Cincinnati during 1998. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1998 (in thousands):

                                                       Amortized      Estimated
                                                          Cost        Fair Value
                                                       ---------      ---------
AVAILABLE FOR SALE:
U.S. Treasury                                            $    --       $    --
U.S. Government agencies                                  20,016        20,035
States and political subdivisions                             --            --
Other securities                                              --            --
--------------------------------------------------       -------       -------
Total available for sale debt securities                  20,016        20,035
Federal Home Loan Bank stock                                 163           163
--------------------------------------------------       -------       -------
Total available for sale                                  20,179        20,198
==================================================       =======       =======

HELD TO MATURITY:
U.S. Treasury                                                 --            --
U.S. Government agencies                                   6,384         6,422
States and political subdivisions                             --            --
Other securities                                              --            --
--------------------------------------------------       -------       -------
Total held to maturity                                     6,384         6,422
==================================================       =======       =======

Total investment portfolio                               $26,563       $26,620
==================================================       =======       =======

At December 31, 1997, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1997 (in thousands):

                                                       Amortized      Estimated
                                                          Cost        Fair Value
                                                       ---------      ---------
AVAILABLE FOR SALE:
U.S. Treasury                                            $    --       $    --
U.S. Government agencies                                  14,741        14,732
States and political subdivisions                             --            --
Other securities                                              --            --
--------------------------------------------------       -------       -------
Total available for sale                                  14,741        14,732
==================================================       =======       =======

HELD TO MATURITY:
U.S. Treasury                                                 --            --
U.S. Government agencies                                      --            --
States and political subdivisions                             --            --
Other securities                                              --            --
--------------------------------------------------       -------       -------
Total held to maturity                                        --            --
==================================================       =======       =======
Total investment portfolio                               $14,741       $14,732
==================================================       =======       =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1998. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                               Amortized    Estimated         Weighted
                                                 Cost       Fair Value      Average Yield
                                                 ----       ----------      -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                 $    --       $    --           N/A
U.S. Government agencies:
Due within 1 year                                 4,000         3,993           5.05%
Due after 1 year but within 5 years              15,002        15,011           5.61%
Due after 5 years but within 10 years             1,014         1,031           6.18%
Due after 10 years                                   --            --            N/A
-----------------------------------------       -------       -------         ------
Total                                            20,016        20,035           5.52%
-----------------------------------------       -------       -------         ------
States and political subdivisions                    --            --            N/A
Other                                                --            --            N/A
-----------------------------------------       -------       -------         ------
Total investments available for sale-debt        20,016        20,035           5.52%
=========================================       =======       =======        =======

HELD TO MATURITY:
U.S. Treasuries                                      --            --            N/A
U.S. Government agencies:
Due within 1 year                                    --            --            N/A
Due after 1 year but within 5 years               1,502         1,502           5.77%
Due after 5 years but within 10 years             4,882         4,920           6.07%
Due after 10 years                                   --            --            N/A
-----------------------------------------       -------       -------         ------
Total                                             6,384         6,422           6.00%
-----------------------------------------       -------       -------         ------
States and political subdivisions                    --            --            N/A
Other                                                --            --            N/A
-----------------------------------------       -------       -------         ------
Total held to maturity                            6,384         6,422           6.00%
=========================================       =======       =======        =======
Total investment portfolio                      $26,400       $26,457           5.64%
=========================================       =======       =======        =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1997. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                               Amortized    Estimated         Weighted
                                                 Cost       Fair Value      Average Yield
                                                 ----       ----------      -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                 $    --       $    --           N/A
U.S. Government agencies:
Due within 1 year                                 2,741         2,739           5.79%
Due after 1 year but within 5 years              12,000        11,993           6.07%
Due after 5 years but within 10 years                --            --           N/A
Due after 10 years                                   --            --           N/A
-----------------------------------------       -------       -------         ------
Total                                            14,741        14,732           6.02%
-----------------------------------------       -------       -------         ------
States and political subdivisions                    --            --           N/A
Other                                                --            --           N/A
-----------------------------------------       -------       -------         ------
Total investments available for sale            $14,741       $14,732           6.02%
=========================================       =======       =======        =======

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 (dollars in thousands).

                                                                        Percent of
                                                         Balance        Total Loans
                                                         -------        -----------
Real estate loans:
Construction and land development                        $ 1,286           3.4%
Secured by residential properties                         12,307          32.7%
Secured by commercial real estate                          9,663          25.7%
--------------------------------------------------------------------------------
Total real estate loans                                   23,256          61.8%
--------------------------------------------------------------------------------
Commercial and industrial loans                            7,789          20.7%
Other consumer loans                                       6,625          17.5%
--------------------------------------------------------------------------------
Total loans                                               37,670         100.0%
Unamortized (discounts) premiums and
  net deferred loan costs                                    121           N/A
Allowance for possible loan losses                          (473)          N/A
--------------------------------------------------------------------------------
Net loans                                                $37,318           N/A
================================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 1997 (dollars in thousands).

                                                                        Percent of
                                                         Balance        Total Loans
                                                         -------        -----------
Real estate loans:
Construction and land development                        $   334           6.2%
Secured by residential properties                          1,018          18.8%
Secured by commercial real estate                          2,248          41.6%
------------------------------------------------------------------------------
Total real estate loans                                    3,600          66.6%
------------------------------------------------------------------------------
Commercial and industrial loans                            1,134          21.0%
Other consumer loans                                         667          12.4%
------------------------------------------------------------------------------
Total loans                                                5,401         100.0%
Allowance for possible loan losses                           (68)          N/A
------------------------------------------------------------------------------
Net loans                                                $ 5,333           N/A
==============================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1998 (in thousands).

                                                                                 Maturity Range
                                                                ------------------------------------------------
                                                                One Year    One Through      Over
                                                                 or Less     Five Years    Five Years      Total
                                                                 -------     ----------    ----------      -----
LOAN MATURITY:
Real estate construction loans                                   $ 1,188       $    98       $   --       $ 1,286
Real estate mortgage loans                                         8,106        13,155          709        21,970
Commercial and industrial loans                                    3,134         3,924          731         7,789
All other loans                                                    2,159         4,018          448         6,625
----------------------------------------------------------       -------       -------       ------       -------
Total loans                                                      $14,587       $21,195       $1,888       $37,670
==========================================================       =======       =======       ======       =======

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                                     $ 5,598       $ 4,724       $1,434       $11,756
Floating or adjustable interest rates                              8,989        16,471          454        25,914
----------------------------------------------------------       -------       -------       ------       -------
Total                                                            $14,587       $21,195       $1,888       $37,670
==========================================================       =======       =======       ======       =======

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1997 (in thousands).

                                                                                 Maturity Range
                                                                ------------------------------------------------
                                                                One Year    One Through      Over
                                                                 or Less     Five Years    Five Years      Total
                                                                 -------     ----------    ----------      -----
LOAN MATURITY:
Real estate construction loans                                   $   334         $  --        $  --       $   334
Real estate mortgage loans                                            91         3,147           28         3,266
Commercial and industrial loans                                      680           454           --         1,134
All other loans                                                      287           380           --           667
----------------------------------------------------------       -------       -------       ------       -------
Total loans                                                      $ 1,392       $ 3,981       $   28       $ 5,401
==========================================================       =======       =======       ======       =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                                     $ 1,221       $ 1,890        $  --       $ 3,111
Floating or adjustable interest rates                                171         2,091           28         2,290
----------------------------------------------------------       -------       -------       ------       -------
Total                                                            $ 1,392       $ 3,981       $   28       $ 5,401
==========================================================       =======       =======       ======       =======

LOAN POLICY

All lending activities of the Bank are under the direct supervision and control of the Bank's Board with secondary authority vested in the Executive Committee. The Senior Loan Committee, which consists of the president, one other director and two senior lending officers, enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The loan portfolio consists primarily of real estate, commercial, small business, residential construction and consumer installment loans. Maturity of term loans is normally limited to 15 years. Conventional real estate loans may be made up to 80% of the appraised value or purchase cost of the real estate for no more than a 30-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

The Bank board at its regularly scheduled meetings reviews all new loans made the preceding month and discusses and approves any loans that exceed a loan officer's authority. Loans that are 30 days or more past due are reviewed monthly.

The Loan Committee of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. Each loan officer is responsible for monitoring and collecting his or her own loan portfolio. Loan Committee review may result in a determination that a loan should be placed on a nonaccrual status for income recognition, subject to Bank Board approval. In addition, to the extent that management identifies potential losses in the loan portfolio and reduces the book value of such loans through charge-offs, to their estimated collectible value, the Company's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due, unless there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the Loan Committee, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

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

The large number of consumer installment loans and the relatively small dollar amount of each make an individual review impracticable. It is the Company's policy to charge off any consumer installment loan that is past due 120 days or more and are not adequately collateralized.

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

Management's objective in establishing lending and investment standards is to manage the risk of loss and to provide for income generation through pricing policies. To effectuate this policy, the Company makes commercial real estate loans with a three-year or less fixed maturity, which may be amortized over a maximum of 15 years.

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

The allowance for possible loan losses is increased by provisions charged to operating expense. The allowance for possible loan losses is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting allowance for possible loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. The risk associated with loans varies with the creditworthiness of the borrower, the type of loan (consumer, commercial or real estate) and its maturity. Cash flow adequate to support a repayment schedule is an element considered for all types of loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. Management believes the allowance for possible loan losses is adequate to absorb such anticipated charge-offs.

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $68,000 as of December 31, 1997 or 1.25% of loans outstanding. The allowance for possible loan losses was $473,000 as of December 31, 1998, or 1.25% of loans outstanding. No loans were charged-off (nor any recoveries made) during 1997. The provision for possible loan losses charged against earnings during 1997 was $68,000. Loans totaling $1,000 were charged-off (with no recoveries made) during the year ended December 31, 1998. The provision for possible loan losses charged against earnings during the year ended December 31, 1998 was $406,000.

There were no non-performing loans of the Company on at December 31, 1997 or at December 31, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 1997 or at December 31, 1998. There were $3,000 of loans past due ninety or more days at December 31, 1998 and still accruing interest. There were no loans past due ninety or more days at December 31, 1997.

LIQUIDITY

Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 1997 was 22.5% and for the year ended December 31, 1998 was 51.1%.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholders' equity less goodwill and excess tax assets, and Tier II capital which is primarily the qualifying portion of the allowance for possible loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill and excess tax assets.

The following table gives the various capital ratios and balances at December 31, 1998 and December 31, 1997 (dollars in thousands) for the Company:

                                                          1998          1997
                                                          ----          ----
CAPITAL:
Tier I capital:
Shareholders' equity                                     $ 8,522       $ 8,699
Less excess tax assets                                       323            --
--------------------------------------------------       -------       -------
Total Tier I capital                                       8,199       $ 8,699
--------------------------------------------------       -------       -------

Tier II capital:
Qualifying debt                                               --            --
Qualifying allowance for loan losses                         473            68
--------------------------------------------------       -------       -------
Total Tier II capital                                        473            68
--------------------------------------------------       -------       -------
Total capital                                            $ 8,672       $ 8,767
==================================================       =======       =======
Risk-adjusted assets                                     $47,883       $11,883
==================================================       =======       =======
Quarterly average assets (since
     commencement of operations)                         $76,255       $20,770
==================================================       =======       =======

RATIOS:

Tier I capital to risk-adjusted assets                      17.1%         73.2%
Tier II capital to risk-adjusted assets                      1.0%          0.6%
Total capital to risk-adjusted assets                       18.1%         73.8%
Leverage--Tier I capital to quarterly
    Average assets less disallowed intangibles              10.8%         41.9%

The following table gives the various capital ratios and balances at December 31, 1998 and December 31, 1997 (dollars in thousands) for the Bank:

                                                            1998          1997
                                                            ----          ----
CAPITAL:
Tier I capital:
Shareholders' equity                                     $ 8,356       $ 7,757
Less excess tax assets                                       261            --
--------------------------------------------------       -------       -------
Total Tier I capital                                       8,095         7,757
--------------------------------------------------       -------       -------

Tier II capital:
Qualifying debt                                               --            --
Qualifying allowance for loan losses                         473            68
--------------------------------------------------       -------       -------
Total Tier II capital                                        473            68
--------------------------------------------------       -------       -------
Total capital                                            $ 8,568       $ 7,825
==================================================       =======       =======
Risk-adjusted assets                                     $47,862       $11,845
==================================================       =======       =======
Quarterly average assets (since
     commencement of operations)                         $76,255       $18,823
==================================================       =======       =======


RATIOS:
Tier I capital to risk-adjusted assets                      16.9%         65.5%
Tier II capital to risk-adjusted assets                      1.0%          0.6%
Total capital to risk-adjusted assets                       17.9%         66.1%
Leverage--Tier I capital to quarterly
    Average assets less disallowed intangibles              10.6%         41.2%

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


On December 31, 1997 and December 31, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

The average balance for short-term borrowings of the Company was less than 30% of shareholders' equity at December 31, 1997 and December 31, 1998.

PROPERTY ACQUISITIONS:

During 1999, the Company anticipates renovating the existing office premises and Bank building into one combined main office. The cost of this renovation and construction and related furnishings is estimated at $1,500,000 to $2,000,000. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from the level of fourteen at December 31, 1997 to twenty-eight at December 31, 1998.

The Company anticipates increasing the number of employees during 1999 to approximately thirty-two employees to service the anticipated loan and deposit growth and related support services during the next twelve months. When the proposed new building is completed, additional employees will be added during the year 2000.

RESEARCH AND DEVELOPMENT:

The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

ITEM 7 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31
                                                                                          (IN THOUSANDS)

         ASSETS                                                                         1998            1997
         ------                                                                         ----            ----
Cash and due from banks (note 2)                                                    $  2,402        $  1,006
Federal funds sold                                                                     7,070           7,704
------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                               9,472           8,710
------------------------------------------------------------------------------------------------------------
Securities available for sale (note 3)                                                20,198          14,732
Securities held to maturity (estimated fair value of
     $6,422 for 1998 (note 3)                                                          6,384              --
------------------------------------------------------------------------------------------------------------
         Total investment securities (note 8)                                         26,582          14,732
------------------------------------------------------------------------------------------------------------
Loans, net (note 4)                                                                   37,318           5,333
Premises and equipment, net (note 5)                                                   1,605           1,558
Accrued interest receivable                                                              540             149
Deferred tax benefit (note 9)                                                            323              --
Other assets (note 6)                                                                  1,583             128
------------------------------------------------------------------------------------------------------------
         Total assets                                                               $ 77,423        $ 30,610
============================================================================================================



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits (note 7)                                                                $ 65,002        $ 21,765
   Securities sold under agreement to repurchase (note 8)                              3,590              --
   Accrued interest payable                                                              205              74
   Other liabilities                                                                      92              81
------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            68,889          21,920
------------------------------------------------------------------------------------------------------------

Contingencies (note 10)

Shareholders' equity (note 11):
   Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
     no shares issued or outstanding at December 31, 1998 and 1997                        --              --
   Common stock, $5.00 par value, 2,000,000 shares authorized and 907,609 shares issued and outstanding
     at December 31, 1998 and 1997                                                     4,538           4,538
   Additional paid-in capital                                                          4,530           4,530
     Deficit                                                                            (546)           (369)
------------------------------------------------------------------------------------------------------------
   Realized shareholder's equity                                                       8,522           8,699
   Accumulated other comprehensive income (loss), net of tax                              12              (9)
------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                    8,534           8,690
------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                 $ 77,423        $ 30,610
============================================================================================================

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended
                                                                                      December 31
                                                                                      -----------
                                                                        (In thousands except per share amounts)
                                                                                  1998          1997
                                                                                  ----          ----
Interest income:
     Interest on federal funds sold                                              $   309        $ 112
     Interest on taxable investment securities                                     1,387           90
     Interest and fees on loans                                                    1,936           63
     Interest on escrow funds                                                         --           27
-----------------------------------------------------------------------------------------------------
              Total interest income                                                3,632          292
-----------------------------------------------------------------------------------------------------
Interest expense:
     Interest on negotiable order of withdrawal accounts                             859           40
     Interest on money market demand accounts                                        252           15
     Interest on savings deposits                                                      4            1
     Interest on certificates of deposit                                           1,194           87
-----------------------------------------------------------------------------------------------------
              Total interest expense on deposits                                   2,309          143
     Interest on securities sold under agreement to repurchase                        66           --
     Interest on note payable                                                         --            4
-----------------------------------------------------------------------------------------------------
              Total interest expense                                               2,375          147
-----------------------------------------------------------------------------------------------------
              Net interest income                                                  1,257          145
Provision for possible loan losses (note 4)                                          406           68
-----------------------------------------------------------------------------------------------------
              Net interest income after provision for possible loan losses           851           77
-----------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges on deposits                                                     113            4
     Other fees and commissions                                                       12            1
     Other non-interest income                                                        26            1
-----------------------------------------------------------------------------------------------------
              Total non-interest income                                              151            6
-----------------------------------------------------------------------------------------------------
Non-interest expense:
     Salaries and employee benefits                                                  700          202
     Occupancy expenses, net (note 5)                                                 80           12
     Furniture and equipment expense (note 5)                                        113           24
     Other non-interest expense                                                      578          214
-----------------------------------------------------------------------------------------------------
              Total non-interest expense                                           1,471          452
-----------------------------------------------------------------------------------------------------
      Loss before income taxes and cumulative effect of a change
        in accounting principle                                                     (469)        (369)
Income tax benefit (note 9)                                                          330           --
-----------------------------------------------------------------------------------------------------
      Loss before cumulative effect of a change
        in accounting principle                                                     (139)        (369)
Cumulative effect of a change in accounting principle, removing
        start-up costs (no tax effect required) (note 14)                            (38)          --
-----------------------------------------------------------------------------------------------------
                Net loss                                                         $  (177)       $(369)
=====================================================================================================
Earnings per share (note 20):
      Basic:
         Loss before cumulative effect of a change
          in accounting principle                                                $ (0.15)      $(1.71)
         Cumulative effect of a change in accounting principle                      (.04)          --
-----------------------------------------------------------------------------------------------------
                Net loss                                                         $ (0.19)      $(1.71)
=====================================================================================================
      Diluted:
         Loss before cumulative effect of a change
          in accounting principle                                                $ (0.15)      $(1.71)
         Cumulative effect of a change in accounting principle                      (.04)          --
-----------------------------------------------------------------------------------------------------
                Net loss                                                         $ (0.19)      $(1.71)
=====================================================================================================

See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997

                                               Common Stock                                            Accumulated
                                              ----------------     Additional             Realized        Other
                                                          Par       Paid-in             Shareholders   Comprehensive
                                             Shares      Value      Capital    Deficit    Equity       Income(Loss)     Total
                                             ------      -----      -------    -------    ------       ------------     -----
                                                                                      (In thousands except shares)
Balance at January 1, 1997                        1      $   --     $   --     $  --      $    --         $ --         $    --

October 6, 1997 -
  Redemption of organizational
   stock                                         (1)         --         --        --           --           --              --

October 6, 1997 - Sale of
   907,609 shares of common
   stock, net of issue costs of $8,000      907,609       4,538      4,530        --        9,068           --           9,068

Comprehensive income:
     Unrealized loss on
     securities available for
     sale                                        --          --         --        --           --           (9)             (9)
     Net loss                                    --          --         --      (369)        (369)          --            (369)
------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive loss                                                                                             (378)
                                                                                                                       -------
Balance at
     December 31, 1997                      907,609       4,538      4,530      (369)       8,699           (9)          8,690
------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $7,000                  --          --         --        --           --           21              21
     Net loss                                    --          --         --      (177)        (177)          --            (177)
------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive loss                                                                                             (156)
                                                                                                                       -------
Balance at
   December 31, 1998                        907,609      $4,538     $4,530     $(546)     $ 8,522         $ 12         $ 8,534
==============================================================================================================================

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended
                                                                                          December 31
                                                                                          -----------
                                                                          (In thousands except per share amounts)
                                                                                       1998          1997
                                                                                       ----          ----
Operating activities:
         Net loss                                                                    $   (177)     $   (369)
         Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
                Provision for possible loan losses                                        406            68
                Provision for deferred tax benefit                                       (330)           --
                Provision for depreciation, amortization and accretion, net               170            22
                  Changes in assets and liabilities:
                  Increase in accrued interest receivable                                (391)         (149)
                  Increase in cash surrender value of officers' life insurance         (1,500)           --
                  (Increase) decrease in other assets                                       6          (128)
                  Increase in accrued interest payable                                    131            74
                  Increase in other liabilities                                            11            81
-----------------------------------------------------------------------------------------------------------
         Net cash used by operating activities                                         (1,674)         (401)
-----------------------------------------------------------------------------------------------------------

Investing activities:
         Purchase of securities available for sale                                    (22,688)      (14,741)
         Purchase of securities held for maturity                                      (8,902)           --
         Maturities and calls of securities available for sale                         17,250            --
         Maturities and calls of securities held to maturity                            2,500            --
         Increase in loans, net                                                       (32,391)       (5,401)
         Additions to premises and equipment                                             (160)       (1,280)
-----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (44,391)      (21,422)
-----------------------------------------------------------------------------------------------------------

Financing activities:
         Proceeds from note payable                                                        --           150
         Repayment of note payable                                                         --          (150)
         Net increase in deposits                                                      43,237        21,765
         Net increase in securities sold under agreement to repurchase                  3,590            --
         Issuance of common stock                                                          --         8,776
         Stock issue costs                                                                 --            (8)
-----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     46,827        30,533
-----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 762         8,710

Cash and cash equivalents at beginning of the year                                      8,710            --
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the year                                         $  9,472      $  8,710
===========================================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
                  Interest                                                           $  2,241      $     73
===========================================================================================================

Non-cash transactions:
         Dividend on Federal Home Loan Bank common stock                             $      1      $     --
         Change in unrealized gain (loss) on securities available for sale,
           Net of $7,000 in tax effect for 1998                                      $     21      $     (9)
         Land acquired in exchange for 30,000 shares of common stock                 $     --      $    300
===========================================================================================================

See notes consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies of Murfreesboro Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following represent the more significant of those policies and practices:

         (a)      Basis of Consolidated Financial Statements
                  The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Bank of Murfreesboro (the Bank), which is a full service bank. Intercompany accounts and transactions have been eliminated in consolidation.

                  The Company derives substantially all of its revenues from the Bank. The Bank is primarily engaged in the business of attracting demand, savings and time deposits from the general public in the Rutherford County, Tennessee market area and investing these funds in investment securities and loans to commercial and retail enterprises as well as individuals located in the same general market area.

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the consolidated financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

         (b)      Cash and Cash Equivalents
                  Cash and cash equivalents are comprised of cash on hand and in banks, federal funds sold and investment securities purchased with an original ninety day or less remaining maturity.

         (c)      Investment Securities
                  The Company has adopted Statement of Financial Accounting Standard ("SFAS") 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Debt securities that management has positive intent and ability to hold until maturity will be classified as to be held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term will be classified as trading securities. All other securities will be classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates. Securities classified as trading and available for sale will be carried at market value.

                  Premiums and discounts on investment securities are amortized using the level interest yield method over the life of the security for discount and over the remaining term to call date or maturity date, if no call date for premium.

                  Unrealized holding gains and losses for available for sale securities are reported as a separate component of shareholders' equity until realized, net of the estimated tax effect. Investments classified as to be held to maturity will be carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and included in non-interest income.

         (d)      Loans, net
                  Loans are stated at the principal amount outstanding. Unearned interest on loans, which relates principally to installment loans, is shown as a reduction of loans. Interest income on installment loans with related unearned interest is recognized by a method that does not differ materially from the level-yield method. Interest on all other loans is computed on the outstanding loan balance.

                  Loan origination fees are recognized in amounts estimated to be the Company's loan origination costs related to underwriting and closing the loans at origination. Fees received in excess of the amount recognized at origination are deferred and amortized into income over the estimated average life of the loans using the level-yield method. The unamortized balance of deferred loan origination fees or costs are reflected in earnings at the time a loan is sold or paid off.

                  Loans, including impaired loans, are placed on a non-accrual basis when payments of interest and/or principal have remained delinquent for a period of over 90 days, unless the loan is both well-secured and in the process of collection, or management's evaluation indicates probable default prior to the 90-day delinquency period.

                  Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal. While a loan is classified as nonaccrual, interest income is generally recognized on a cash basis.

                  The decision to charge off a loan is based upon the borrower's continued failure to pay principal or interest when due, or circumstances indicating the payments will not or cannot be made, along with evaluation of any collateral securing the loan.

                  Consumer loans generally are charged off when contractually delinquent 120 days or more, or when five payments have been missed and there is no recent record of regular payment.

                  The allowance method is used by the Company to provide for possible loan losses. Accordingly, all loan losses are charged to the allowance for possible loan losses and all recoveries are credited to it. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors, which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for possible loan losses to outstanding loans and current economic conditions that may affect borrowers' ability to repay.

                  The Financial Accounting Standards Board ("FASB") issued SFAS 114 Accounting by Creditors for Impairment of a Loan, which addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans, except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment including residential mortgage loans and consumer installment loans.

                  SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                  The FASB issued SFAS 118, which is effective concurrent with the effective date of SFAS 114. This Statement amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Also, this statement requires the disclosure about the recorded investment in certain impaired loans and how the creditor recognizes interest income related to those impaired loans.

         (e)      Premises and Equipment
                  Premises and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related assets, which primarily range from 3 to 30 years. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

         (f)      Other Real Estate
                  Properties acquired through foreclosure and unused premises are stated at the lower of recorded amount of the loan or the property's estimated net realizable value, reduced by estimated selling costs. Write-down of the assets at, or prior to, the date of foreclosure is charged to the allowance for possible losses on loans. Subsequent write-downs, income and expenses incurred in connection with holding such assets, and gains and losses realized from the sales of such assets are included in non-interest income and expense.

         (g)      Income Taxes
                  The FASB has issued SFAS 109 Accounting for Income Taxes. SFAS 109 required a change from the deferred method previously used for financial statements to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying future statutory tax rates to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

                  Deferred income taxes arise from temporary differences between financial and tax reporting, principally related to depreciation and provision for possible loan losses and net operating losses.

                  The provision for income taxes relates to items of income and expense after elimination of principally non-deductible officers' life insurance premiums and disallowed expenditures such as meals, entertainment and dues.

                  The Company will file a consolidated federal income tax return and a combined state excise (income) tax return with its wholly owned subsidiary. Income taxes are allocated on a "separate entity" basis.

(2)      CASH AND DUE FROM BANKS
         At December 31, 1998 and 1997, the Company had deposits in other financial institutions in excess of Federal Deposit Insurance Corporation insurance coverage limits by approximately $794,000 and $747,000, respectively.

         The Bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The approximate average amount for cash maintenance was $25,000 for the years ended December 31, 1998 and 1997.

(3)      INVESTMENT SECURITIES
         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 1998 are as follows (in thousands):

                                                   Gross         Gross
                                Amortized       Unrealized     Unrealized      Estimated
                                  Cost             Gains         Losses        Fair Value
                                ---------       ----------     ----------      ---------
         Obligations of U.S.
          Government agencies
           and corporations      $20,016            $43            $24            $20,035
          Equity securities          163             --             --                163
         --------------------------------------------------------------------------------
         Total                   $20,179            $43            $24            $20,198
         ================================================================================

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 1997 are as follows (in thousands):

                                                   Gross         Gross
                                Amortized       Unrealized     Unrealized      Estimated
                                  Cost             Gains         Losses        Fair Value
                                ---------       ----------     ----------      ---------
         Obligations of U.S.
           Government agencies
           and corporations      $14,741            $--            $ 9            $14,732
         ================================================================================


         The amortized cost and estimated fair value of debt securities available for sale at December 31, 1998 and 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        1998                                1997
                                                                        ----                                ----
                                                            Amortized         Estimated          Amortized          Estimated
                                                              Cost            Fair Value            Cost            Fair Value
                                                            ---------         ---------          ---------          ---------
         Due in one year or less                             $ 4,000            $ 3,993            $ 2,741            $ 2,739
         Due after one year
           through five years                                 15,002             15,011             12,000             11,993
         Due after five years through
           ten years                                           1,014              1,031                 --                 --
         --------------------------------------------------------------------------------------------------------------------
         Total debt securities available for sale            $20,016            $20,035            $14,741            $14,732
         ====================================================================================================================

         The amortized cost and approximate estimated fair value of securities held to maturity at December 31, 1998 are as follows (in thousands):

                                                            Gross         Gross
                                         Amortized       Unrealized     Unrealized      Estimated
                                           Cost             Gains         Losses        Fair Value
                                         ---------       ----------     ----------      ---------
         Obligations of U.S.
           Government agencies
           and corporations               $6,384            $51            $13            $6,422
         =======================================================================================

         The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1998 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Amortized           Estimated
                                                                      Cost             Fair Value
                                                                      ----             ----------
         Due in one year or less                                     $  --                 $   --
         Due after one year
           through five years                                         1,502                 1,502
         Due after five years through
           ten years                                                  4,882                 4,920
         ----------------------------------------------------------------------------------------
         Total debt securities available for sale                    $6,384                $6,422
         =========================================================================================


         There were no securities held to maturity at December 31, 1997.

         No securities were sold in 1998 and 1997.

         Investment securities having an estimated fair value of approximately $13,491,000 at December 31, 1998 were pledged to secure public and trust funds on deposit and securities sold under agreement to repurchase.

         The investment in equity securities relates to stock in the Federal Home Loan Bank (FHLB) of Cincinnati. This is restricted stock in that it lacks a market and can only be sold at its par value to members of the FHLB or to the FHLB.

(4)      LOANS, NET
         Loans, net at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                            1998                 1997
                                                                            ----                 ----
         Commercial, financial and agricultural                          $ 7,789                 $1,134
         Real estate - construction                                        1,286                    334
         Real estate - commercial                                          9,663                  2,248
         Real estate - mortgage                                           12,307                  1,018
         Consumer and other                                                6,625                    667
         ----------------------------------------------------------------------------------------------
            Total                                                         37,670                  5,401
         Unamortized (discounts) premiums
            and net deferred loan costs                                      121                    -
         Less allowance for possible loan losses                             473                     68
         ----------------------------------------------------------------------------------------------
           Total loans, net                                              $37,318                 $5,333
         ==============================================================================================

         The Bank grants commercial, consumer, residential and agribusiness loans to customers throughout southern middle Tennessee, but primarily concentrated in Rutherford County, Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economy.

         As a normal course of business, the Company makes loans to its directors, officers, and affiliates. In management's opinion, all such loans were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

         The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 1998 and 1997(in thousands):

                                                                       1998                    1997
                                                                       ----                    ----
         Balance - beginning of year                                   $1,609                 $   --
         New loans and advances during the year                         3,109                  1,751
         Repayments during the year                                    (1,496)                  (142)
                                                                       ------------------------------
         Balance - end of year                                         $3,222                 $1,609
                                                                       =============================


         At December 31, 1998, loans past due ninety or more days and still accruing interest totaled $3,000 and consisted of one consumer installment loan. There were no loans past due ninety or more days at December 31, 1997.

         At December 31, 1998 and 1997, no loans were classified as impaired, non-accrual, nor deemed non-performing.

         Transactions in the allowance for possible loan losses for the years ended December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                         1998                   1997
                                                                         ----                   ----
           Balance - beginning of year                                   $ 68                   $ --
           Provision charged to operating expense                         406                     68
           -----------------------------------------------------------------------------------------
                                                                          474                     68
           -----------------------------------------------------------------------------------------
           Loans charged-off                                               (1)                    --
           Recoveries                                                      --                     --
           -------------------------------------------------------------------------------------------
                  Net loans (charged-off) recoveries                       (1)                    --
           ------------------------------------------------------------------------------------------
           Balance - end of year                                         $473                   $ 68
           =========================================================================================

(5)      PREMISES AND EQUIPMENT, NET
         The detail of premises and equipment, net at December 31, 1998 and 1997 is as follows (in thousands):

                                                                         1998                  1997
                                                                         ----                  ----
         Land                                                          $  655                 $  655
         Buildings                                                        499                    477
         Furniture and equipment                                          557                    448
         Building design plans                                             27                      -
         -------------------------------------------------------------------------------------------
                                                                        1,738                  1,580
         Less accumulated depreciation                                    133                     22
         -------------------------------------------------------------------------------------------
         Premises and equipment, net                                   $1,605                 $1,558
         ===========================================================================================

         Depreciation related to premises and equipment for the year ended December 31, 1998 and December 31, 1997 was $111,000 and $22,000,
         respectively.

         In 1997, the Company purchased its primary bank premises from a director for $411,000, which approximated its estimated fair value. The Company also acquired equipment, supplies and furnishings of $38,000 and $57,000 from other directors in 1998 and 1997, respectively.

         During 1998, the Company developed plans to renovate the existing buildings into one main office. As of December 31, 1998, approximately $27,000 has been expended on architectural services, but no formal construction contract has been executed. However, management anticipates entering into a contract and beginning construction in 1999 and estimates the cost at $1,500,000.

(6)      OTHER ASSETS
         The Company has purchased life insurance on certain of its key employees and is the beneficiary of these policies. At December 31, 1998, the cash surrender value of these policies, which is included in "Other assets", was $1,500,000. There are no restrictions on the proceeds from these benefits and the Company has not borrowed against the cash surrender value of these policies.

(7)      DEPOSITS
         Deposits at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                 1998                               1997
                                                                 ----                               ----
         Non-interest-bearing deposits:
              Demand deposits                                   $ 2,956                            $   964
         Interest bearing deposits:
              NOW and Super NOW accounts                         22,393                              8,507
              Money market demand accounts                        7,164                              2,038
              Savings                                               221                                 59
              Certificates of deposit $100,000 or greater         8,516                              3,885
              Other certificates of deposit                      23,752                              6,312
        --------------------------------------------------------------------------------------------------
                 Total                                          $65,002                            $21,765
        ==================================================================================================

         At December 31, 1998 and 1997, the scheduled maturities of certificates of deposit were (in thousands):

                      Maturity in                                 1998                                1997
                      -----------                                 ----                                ----
                      1 year                                    $27,789                            $10,037
                      2 years                                        42                                 --
                      3 years                                     1,362                                 --
                      4 years                                       179                                 --
                      5 years                                     2,896                                160
                      ------------------------------------------------------------------------------------
                           Total                                $32,268                            $10,197
                      ====================================================================================

(8)      SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

         The following details securities sold under agreement to repurchase at December 31, 1998:

                  Securities underlying the
                  repurchase agreements - obligations of U.S. Government
                  agencies and corporations with amortized cost of approximately
                  $5,400,000 in 1998 and estimated fair
                   values of $5,467,000 in 1998, respectively                           $3,590
                                                                                        ======

         The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one business day.

         Securities sold under agreement to repurchase averaged approximately $1,347,000 during 1998, and the maximum amount outstanding at any month end during 1998 was approximately $4,650,000.

         The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

         There were no securities sold under agreement to repurchase at December 31, 1997.

(9)      INCOME TAXES
         A reconciliation of income tax benefit for the year ended December 31, 1998 and 1997 to the "expected" tax benefit computed by applying the statutory federal income tax rate of 34 percent to loss before income taxes and cumulative effect of a change in accounting principle, is as follows (dollars in thousands):

                                                                              1998                 1997
                                                                              ----                 ----
         Computed "expected" tax benefit                               $ (159)    (34)%     $(125)    (34)%
         Increase (reduction) in taxes
           resulting from:
             Valuation allowance related to deferred tax assets          (138)    (29)%       138      37 %
             State income taxes, net of federal tax effect                (35)     (7)%       (15)     (4)%
             Other, net                                                     2      -- %         2       1 %
         --------------------------------------------------------------------------------------------------
         Income tax benefit                                            $ (330)    (70)%     $  --      -- %
         ==================================================================================================

         The sources of deferred income tax expenses (benefits) at December 31, 1998 and 1997 and the tax effect of each are as follows (in thousands):

                                                                         1998                  1997
                                                                         ----                  ----
         Net operating losses                                           $ (83)                $(117)
         Provision for possible loan losses                              (128)                  (23)
         Depreciation                                                      33                    --
         Other, net                                                       (14)                    2
         Valuation allowance related to deferred tax asset               (138)                  138
         ------------------------------------------------------------------------------------------
         Deferred taxes, net                                            $(330)                $  --
         ==========================================================================================

         Significant components of deferred tax assets on the consolidated balance sheets as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                        1998               1997
                                                                        ----               ----
         Deferred tax assets:
             Allowance for possible loan losses                         $151                $ 23
             Benefit of net operating losses                             200                 117
             Other                                                        12                  --
                                                                        ------------------------
                                                                         363                 140

         Deferred tax liability:
             Premises and equipment                                       33                  --
             Unrealized gain on investment securities                      7                  --
             Other                                                        --                   2
                                                                        ------------------------
                                                                          40                   2
                                                                        ------------------------
         Net deferred tax asset before
             valuation allowance                                         323                 138
         Less valuation allowance                                         --                 138
                                                                        ------------------------
                                                                        $323                $ --
                                                                        ========================

         During the fourth quarter of 1998, management determined that it is more likely than not that the deferred tax asset will be realized due to improvement in interim operating results.

         The composition of the deferred tax asset at December 31, 1998 and 1997, by tax jurisdiction as follows:

                                                           1998                      1997
                                                           ----                      ----
                  Federal                                   $270                    $     --
                  State                                       53                          --
                                                       -------------------------------------
                                                            $323                    $     --
                                                       =====================================

         At December 31, 1998 and 1997, the Company has the following net operating losses available:

            Year of Expiration            Federal                      State
            ------------------            -------                      -----
                  2012                    $310,000                    $310,000
                  2013                          --                     250,000
                  2018                     250,000                          --
                                         -------------------------------------
                                          $560,000                    $560,000
                                         =====================================

(10)     CONTINGENCIES
         In the normal course of business there are contingent liabilities such as legal proceedings pending against the Company. In the opinion of management, no material adverse effect on the consolidated financial position of the Company is anticipated as a result of these items.

 (11)    SHAREHOLDERS' EQUITY
         Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of the Bank's regulatory agency, the Tennessee Department of Financial Institutions. There were no retained earnings against which dividends may be charged subsequent to December 31, 1998, without regulatory approval. This amount will be increased based upon future earnings.

         Effective March 18, 1998, the Board of Directors adopted a Shareholder Protection Rights Plan. The Board of Directors has declared a dividend of one right for each share of common stock as of March 18, 1998. The distribution of the rights is designed to deter coercive takeover tactics and help prevent partial tender offers and other abusive tactics to gain control of the Company without dealing with all shareholders on a fair and equal basis. Each right entitles shareholders, under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending upon the form of the transaction) at an exercise price that will be half the market value of such securities at that time. The rights can be exercised only if certain persons or groups acquire nineteen percent or more of the Company's outstanding common stock or launch a tender or exchange offer that would result in ownership of nineteen percent or more of its common stock and for a period of ten days following the public announcement of such acquisition, the Company will be entitled to redeem the rights at one cent per right. The rights expire on March 18, 2008.

 (12)    CAPITAL REQUIREMENTS
         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets and excess deferred tax assets. Tier 2 capital consists of the allowance for possible loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

         The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios of 1% to 2% above the minimum.

         As of December 31, 1998, the most recent notifications from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's categories.

         The following table summarizes the estimated capital ratios and amounts on a consolidated and Bank only basis and the regulatory minimum requirements at December 31, 1998 and 1997:

                                                                     Tier 1            Total            Tier 1
                                                                   Risk-Based       Risk-Based         Leverage
                                                                   ----------       ----------         --------
         Consolidated:
         Actual ratio - December 31, 1998                            17.123%          18.111%           10.752%
         Actual ratio - December 31, 1997                            73.210%          73.778%           41.885%
         Regulatory minimum:
              For capital adequacy purposes                           4.000%           8.000%            4.000%

         Calculated balance - December 31, 1998                     $ 8,199         $  8,672          $  8,199
         Calculated balance - December 31, 1997                     $ 8,699         $  8,767          $  8,699
         Regulatory minimum:
          For capital adequacy purposes-December 31, 1998           $ 1,915         $  3,831          $  3,050
          For capital adequacy purposes-December 31, 1997              $475             $951          $    831


                                                                     Tier 1            Total            Tier 1
                                                                   Risk-Based       Risk-Based         Leverage
                                                                   ----------       ----------         --------
         Bank Only:
         Actual ratio - December 31, 1998                            16.913%          17.901%           10.616%
         Actual ratio - December 31, 1997                            65.491%          66.061%           41.211%
         Regulatory minimum:
          For capital adequacy purposes                               4.000%           8.000%            4.000%
          To be well capitalized under prompt
            corrective action provisions                              6.000%          10.000%            5.000%

         Calculated balance - December 31, 1998                     $ 8,095          $ 8,568           $ 8,095
         Calculated balance - December 31, 1997                     $ 7,757          $ 7,825           $ 7,757
         Regulatory minimum:
          For capital adequacy purposes-December 31, 1998           $ 1,914          $ 3,829           $ 3,050
          For capital adequacy purposes-December 31, 1997           $   474          $   948           $   753
          To be well capitalized under prompt
            corrective action provisions-December 31, 1998          $ 2,872          $ 4,786           $ 3,813
          To be well capitalized under prompt
            corrective action provisions-December 31, 1997          $   711          $ 1,184           $   941

(13)     OFF-BALANCE SHEET RISK

         During the normal course of business, the Company and the Bank are party to financial instruments with off-balance sheet risk. This is done to meet the financing needs of customers and to reduce the Company's and the Bank's exposure to fluctuations in interest rate risk. These financial instruments include commitments to extend credit, letters of credit, unadvanced loan principal, construction loan commitments, home equity lines of credit and commitments to purchase financial instruments at predetermined prices. Those instruments contain, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the consolidated balance sheets. The credit risk relates to the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The market risk relates to the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

         Commitments to extend credit are legally binding agreements to lend to a customer. Commitments, with the exception of credit cards, generally have variable rates, fixed expiration dates and may require payment of a fee. The variable rates are tied to the Bank's index rate limiting the Company's market risk. Remaining unadvanced loan principal of commitments totaled $3,078,000 and $278,000 at December 31, 1998 and 1997, respectively. These balances do not necessarily represent actual future cash requirements since many of the commitments are expected to expire without being drawn upon. The Bank, for a majority of the commitments, evaluates each customer's credit worthiness on a case-by-case basis and collateral is obtained if deemed necessary. Collateral includes accounts and notes receivable, inventory, plant and equipment, marketable securities, and mortgages. Construction loan commitments for both residential and commercial properties totaled $2,344,000 and $415,000 at December 31, 1998 and December 31, 1997,
         respectively, with $1,058,000 and $81,000 being undrawn, respectively.

         Credit cards are uncollateralized. At December 31, 1998, the Bank did not offer credit card lines of credit. Home equity lines represent collateralized equity in single family residences. At December 31, 1998 and 1997, the home equity lines of credit totaled $840,000 and $155,000 with $298,000 and $65,000 undrawn, respectively.

         Letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, the purchase of domestic and international goods, and required developer improvements to construction sites. Since most letters of credit are not expected to be drawn upon, the total contract amounts do not necessarily represent actual future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. When deemed necessary, the Bank obtains marketable securities as collateral supporting these letters of credit. Letters of credit totaled $160,000 and $37,000 at December 31, 1998 and 1997, respectively.

         The Bank had no commitments to purchase financial instruments at predetermined prices at December 31, 1998. The exposure to credit risk resides with the inability to deliver these financial instruments. The loss would be confined to any adverse change in the market prices that took place between the time of initiation and consummation of the transaction. Market risk consists of the normal risk that resides with any portfolio held when interest rates rise.

(14)     EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS
         The FASB issued SFAS 119 Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This statement addresses the disclosure of derivative financial statements including the face amount, nature and terms. For derivatives held for trading, disclosure of average and period end fair values and disaggregated gains and losses is required. For derivatives held for purposes other than trading, disclosure of objectives, strategies, policies on reporting and income recognition method is required. Currently the Company does not own any derivative financial instruments, as defined in SFAS 119. Therefore, the statement had no impact on the consolidated financial statements.

         The FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The impact on the financial statements for this statement has not been material.

         The FASB issued SFAS 122, Accounting for Mortgage Servicing Rights. This statement amends FASB Statement 65, Accounting for Certain Mortgage Banking Activities to require that a banking enterprise recognize as separate assets rights to service mortgage loans for others, however, those servicing rights are acquired. The total cost of the mortgage loans to be sold should be allocated between the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans. The impact on the financial statements for this statement has not been material.

         In June 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The effect of this statement did not have a material effect on the financial statements of the Company.

         In February 1997, the FASB issued SFAS 128, Earnings Per Share, which became effective for reporting periods after December 15, 1997. Under the provisions of SFAS 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them with the methodology used internationally. Basic earnings per share is arrived at by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to, but slightly different from, the previously required fully diluted earnings per share method and is arrived a by dividing net earnings less dividends on nonconvertible preferred stock and effect of assumed conversions by the weighted-average number of shares outstanding, adjusted for the dilutive effect of potential common shares from such items as outstanding stock options and conversion impact of convertible equity securities.

         In February 1997 the FASB issued SFAS 129, Disclosure of Information about Capital Structure. The statement established standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions 10, Omnibus Opinion - 1966, and 15, Earnings Per Share and SFAS 47, Disclosure of Long-Term Obligations, for entities that were subject to those standards. This statement is effective for financial statements for periods ending after December 15, 1997. This statement contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions 10 and 15 and SFAS 47.

         In July 1997 the FASB issued SFAS 130, Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement was effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes were required. The "Consolidated Balance Sheets" and "Statement of Changes in Shareholders' Equity" reflects the adoption of this statement.

         In July 1997 the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that financial and descriptive information be disclosed for each reportable operating segment based upon the management approach. The management approach focuses on financial information that an enterprise's decision-makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The adoption of the provisions of this statement did not have a material impact on the Company.

         In February 1998 the FASB issued SFAS 132, Employers' Disclosures about Pensions and other Post-retirement Benefits. This statement deals principally with employers' disclosures about defined benefit plans and other post-retirement benefit plans. The statement was effective for the Company for the fiscal year beginning after December 15, 1997, and did not have a material impact on the Company.

         In June 1998 the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for the Company for the fiscal year beginning after June 15, 1999 and may not be applied retroactively; however, it may be applied to all quarters beginning at July 1, 1999. At present, the Company holds no derivative instruments and does not engage in hedging activities, so this standard should have no effect on the Company.

         In October 1998 the FASB issued SFAS 134 Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise which was an amendment to FASB 65 Accounting for Certain Mortgage Banking Activities. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities is required to classify the resulting mortgage-backed securities or other related interests based upon its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Currently, the Company is not engaged in the activity of securitizing mortgage loans held for sale, so this statement should have no effect on the Company.

         During 1998, the Company adopted the provisions of Statement of Position 98-5 (SOP 98-5) Reporting on the Costs of Start-Up Activities. Under SOP 98-5, all start-up costs should be expensed as incurred which differed from the prior method of capitalization of such costs and amortizing using the straight-line-method over a sixty month term. In accordance with SOP 98-5, the Company expensed organizational costs of approximately $38,000 with no tax benefit recorded as a full allowance for deferred tax assets had been established as of the beginning of the year.

(15)     MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL
         INFORMATION


                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                                 Balance Sheets
                        As of December 31, 1998 and 1997

               ASSETS                                              1998                                      1997
               ------                                              ----                                      ----
                                                                                (In Thousands)

         Cash                                                       $  102                                $  909*
         Investment in subsidiary bank                               8,368*                                7,747*
         Deferred tax benefit                                           62                                    --
         Other assets                                                    2*                                   39
         -------------------------------------------------------------------------------------------------------
                  Total assets                                      $8,534                                $8,695
         =======================================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

         Liabilities:
              Accrued liabilities                                   $   --                                $    5
         -------------------------------------------------------------------------------------------------------
                  Total liabilities                                     --                                $    5
         -------------------------------------------------------------------------------------------------------

         Shareholders' equity:

           Preferred stock, no assigned value or rights,
             1,000,000 shares authorized, no shares issued
             or outstanding at December 31, 1998 and 1997               --                                    --
           Common stock, $5.00 par value,
             2,000,000 shares authorized, 907,609 shares
             issued and outstanding at
             December 31, 1998 and 1997                              4,538                                 4,538
           Additional paid-in capital                                4,530                                 4,530
           Deficit                                                    (546)                                 (369)
         -------------------------------------------------------------------------------------------------------
              Realized shareholders' equity                          8,522                                 8,699
              Other accumulated comprehensive income(loss)              12                                    (9)
         -------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                         8,534                                 8,690
         -------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity        $8,534                                $8,695
         =======================================================================================================

         *  Eliminated in consolidation.

(15) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Operations
                 For the Years ended December 31, 1998 and 1997

                                                                   1998                                      1997
                                                                   ----                                      ----
                                                                                 (In Thousands)
         Income:
              Interest income                                     $  15*                                   $  27
              Other non-interest income                               3                                        -
         ---------------------------------------------------------------------------------------------------------
                    Total                                            18                                       27
         ---------------------------------------------------------------------------------------------------------









         Expenses:
              Interest on note payable                                -                                        4
              Salaries and benefits                                   -                                       83
              Amortization of organizational costs                    -                                        2
              Professional fees                                      13                                       29
              Other non-interest expenses                             5                                       35
         ---------------------------------------------------------------------------------------------------------
                      Total                                          18                                      153
         ---------------------------------------------------------------------------------------------------------

               Loss before income taxes and
               cumulative effect of a change in
               accounting principle and equity
               in loss of subsidiary bank                             -                                     (126)

         Income tax benefit                                          62                                       -
         Cumulative effect of a change
           in accounting principle (no tax effect required)         (38)                                      -
         ---------------------------------------------------------------------------------------------------------

                   Income (loss) before taxes
                     and equity in loss of subsidiary bank           24                                     (126)

         Equity in loss of subsidiary bank                         (201)*                                   (243)*
         ---------------------------------------------------------------------------------------------------------

                   Net loss                                       $(177)                                   $(369)
         =========================================================================================================

         *  Eliminated in consolidation

(15) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Cash Flows
                 For the Years ended December 31, 1998 and 1997

                                                                              1998                          1997
                                                                              ----                          ----
                                                                                       (In thousands)
         Operating activities:
              Net loss                                                       $(177)                      $  (369)
              Adjustments to reconcile net loss to net
                 cash used by operating activities:
                   Provision for tax benefit                                   (62)                          -
                   Equity in loss of subsidiary bank                           201                           243
                   Provision for amortization                                   38                           -
                   Changes in assets and liabilities:

                      (Increase) decrease in other assets                       (2)                          (38)
                      Increase (decrease) in accrued liabilities                (5)                            5
         -------------------------------------------------------------------------------------------------------
                           Net cash used by operating activities                (7)                         (159)
         -------------------------------------------------------------------------------------------------------

         Investing activities:
              Proceeds from transfer of land to subsidiary bank                 -                            300
              Investment in subsidiary bank                                   (800)                       (8,000)
         -------------------------------------------------------------------------------------------------------
                           Net cash used by investing activities              (800)                       (7,700)
         -------------------------------------------------------------------------------------------------------

         Financing activities:
              Proceeds from note payable                                        -                            150
              Repayment of note payable                                         -                           (150)
              Issuance of common stock                                          -                          8,768
         -------------------------------------------------------------------------------------------------------
                           Net cash provided by financing activities            -                          8,768
         -------------------------------------------------------------------------------------------------------

         Net increase in cash and cash equivalents                            (807)                          909
         Cash and cash equivalents at beginning of year                        909                           -
         -------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                            $ 102                       $   909
         =======================================================================================================

         Supplemental disclosure of cash flow information:

           Cash paid during the year for:
               Interest                                                      $  -                        $     4
         =======================================================================================================

           Non-cash transactions:
                  Land acquired in exchange
                    for 30,000 shares of common stock                        $  -                        $   300
         =======================================================================================================
                  Change in unrealized gain (loss)
                    on securities available for sale,
                    net of $7,000 in tax effect in 1998                      $  21                           $(9)
         =======================================================================================================

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying values and fair values of the Company's financial instruments at December 31, 1998 and 1997 are summarized as follows (in thousands):

         December 31, 1998:

                                                                                    Carrying            Estimated
                                                                                      Value            Fair Value
                                                                                      -----            ----------
         FINANCIAL ASSETS:
              Cash and short-term investments                                         $ 9,472            $ 9,472
              Securities available for sale                                            20,198             20,198
              Securities held to maturity                                               6,384              6,422
              Loans                                                                    37,318             37,394
         -------------------------------------------------------------------------------------------------------
                  Total                                                               $73,372            $73,486
         =======================================================================================================

         FINANCIAL LIABILITIES:
              Deposits                                                                $65,002            $65,271
              Securities sold under agreement to repurchase                             3,590              3,590
         -------------------------------------------------------------------------------------------------------
                  Total                                                               $68,592            $68,861
         =======================================================================================================



         December 31, 1997:

                                                                                    Carrying            Estimated
                                                                                      Value            Fair Value
                                                                                      -----            ----------
         FINANCIAL ASSETS:
              Cash and short-term investments                                         $ 8,710            $ 8,710
              Securities available for sale                                            14,732             14,732
              Loans                                                                     5,333              5,333
         -------------------------------------------------------------------------------------------------------
                  Total                                                               $28,775            $28,775
         =======================================================================================================

         FINANCIAL LIABILITIES:

              Deposits                                                                $21,765            $21,765
         -------------------------------------------------------------------------------------------------------
                  Total                                                               $21,765            $21,765
         =======================================================================================================

         The following methods and assumptions were used by the Company in estimating the fair value for financial instruments:

         CASH AND SHORT-TERM INVESTMENTS - The carrying amount for cash and short-term investments approximates the fair value of the assets. Included in this classification are cash and due from banks (non-earning assets) and federal funds sold.

         SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY - Fair values of these instruments are based upon quoted market prices, where available. If quoted market prices are not available, fair values are based upon the quoted values of similar instruments.

         LOANS - The fair values of loans are estimated using the discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and risk.

         DEPOSITS - The fair value of demand deposits, NOW and Super NOW accounts, money market demand accounts and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applied interest rates currently being offered on these instruments to a schedule of aggregated expected monthly maturities on time deposits.

         SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE - The fair value of securities sold under agreement to repurchase approximates the carrying value due to the short-term nature of the agreements.

         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - Fair value of commitments to extend credit and letters of credit is not presented, since management believes the fair value to be insignificant.

(17)     EMPLOYEE BENEFITS

         The Bank has placed into effect a contributory profit-sharing 401(k) plan that covers employees beginning January 1, 1998. The Bank's contributions are made at the discretion of the Board of Directors. No employer contributions were made during the year ended December 31, 1998.

         The shareholders of the Company approved the 1997 Statutory/Non-Statutory Stock option plan for granting of up to 90,000 stock options under this plan at the annual meeting of shareholders on April 16, 1998. The Board of Directors of the Company granted incentive stock options to fourteen employees of the Company totaling 73,000 options during 1998 (including 1,000 options that were forfeited) as well 18,000 non-qualified stock options to six non-employee directors. Of the options granted the employees, 72,000 were granted on April 29, 1998 having an exercise price of $10.00 per share and will expire on April 28, 2008. An additional 1,000 shares were granted on December 9, 1998 with an exercise price of $12.50 per share. These options will expire on December 8, 2008. Employees are vested in these options at a rate of 20% each anniversary date of the date the options were granted. The 18,000 options granted to the non-employee directors on April 29, 1998 have an exercise price of $10.00 per share and expire April 28, 2008.

         The Company applies Accounting Principles Board Opinion 25 (APB 25) in accounting for its stock option plan. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date each grant becomes further vested. No compensation costs were charged to operations during 1998. Had compensation for the Company's stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, the proforma net loss would be $197,000 and proforma basic earnings per share would be ($0.22) and proforma diluted earnings per share would be ($0.21).

         A summary of the Company's fixed stock option plan as of December 31, 1998 and changes during the year then ended is as follows:

                                                                                       Weighted-Average
                                                                          Shares        Exercise Price
                                                                          ------        --------------
         Outstanding, beginning of year                                    -                $   -
           Granted                                                        91,000             10.03
           Forfeited                                                      (1,000)            10.00
                                                                          ------------------------
         Outstanding, end of year                                         90,000            $10.03
                                                                          ========================
         Other information related to the fixed option plan:
         Option exercisable at December 31, 1998                                  -
                                                                        ===========
         Weighted-average fair value of options
           granted during 1998                                               $ 3.08
                                                                        ===========
         Range of exercise price
                  High                                                       $12.50
                                                                        ===========
                  Low                                                        $10.00
                                                                        ===========
         Weighted-average remaining contractual life (in years)                9.58
                                                                        ===========

         The weighted-average assumptions used in valuing the stock options under the minimum value method are as follows:

                  Risk free interest rate during life of option         5.0%
                  Expected life of option (in years)                    7.5

         During January 1999, the Company established a deferred compensation plan comprised of separate individual agreements for the benefit of certain officers and directors. The benefits will be in the form of supplemental retirement funds. Under the agreements, the benefits accruing to each officer will increase based on the officer's pro-rata share of the actual return of a portfolio of life insurance contracts' cash surrender values less a minimum return to the Company, which is to be the after tax yield of a one year constant maturity U.S. Treasury note (CMT index). The benefits will be paid partially in a 10-year period after termination and the remaining portion will be paid until the death of the officer. Officers that were involved in the formation of the Company are not subject to vesting while other officers have vesting schedules that vest over a seven year period beginning at age 59 and continuing to age 65. The Company will accrue the estimated present value of the benefits during the anticipated employment period of the officer.

(18)     COMMENCEMENT OF OPERATIONS
         Prior to October 6, 1997, the Company was in organization. Commencement of operations began on October 6, 1997 upon formal approval by the Company's and the Bank's regulatory authorities and the opening of business of the Bank. Organizational expenditures of approximately $40,000 were capitalized.

         The Company was inactive prior to January 1, 1997. The only previous activity was the issuance of 1 share of organizational common stock in exchange for $25.

         The following items were incurred before October 6, 1997 and reflected as income and expense items in the "Consolidated Statements of Operations" for 1997:

         Interest income:
              Interest on escrow funds                                                        $27

         Interest expense:
              Interest on note payable                                                          4

         Non-interest expense:
              Salaries and employee benefits                                                   83
              Occupancy expenses, net                                                           1
              Other non-interest expenses                                                      61

 (19)    YEAR 2000 ISSUES
         The century date change for the year 2000 is a serious issue that may impact virtually every organization, including the Company. Many software programs are not able to recognize the Year 2000, since most programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because the Company interacts with numerous customers, vendors and third party service providers who must also address the year 2000 ("Y2K") issue. The problem is not limited to computer systems. Y2K issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

         THE COMPANY'S STATE OF READINESS - The Company is committed to addressing these Y2K issues in a prompt and responsible manner, and has dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. The Company's compliance program has several phases, including project management, assessment, testing, remediation and implementation.

         PROJECT MANAGEMENT - The Bank has developed a process to address Y2K compliance matters. This process includes a project manager, senior management and departmental representatives. There are periodic meetings with senior management of each subsidiary bank to discuss the process, assign tasks, determine priorities and monitor progress. Periodic reports are provided to the Bank's Board of Directors on the status of the Y2K project.

         ASSESSMENT - The Company's computer equipment and mission-critical software programs have been identified. This phase is essentially complete. The Company's primary software vendors were also assessed during this phase, and vendors who provide mission-critical software have been contacted. The Company will continue to monitor and work with these vendors. Additionally, the Company has identified, and began working with, significant borrowers to assess the extent to which they may be affected by Y2K issues.

         TESTING - Updating and testing of the Company's automated systems is currently underway and the Company anticipates that initial testing of mission-critical systems will be completed by March 31, 1999. Upon completion, the Company will be able to identify any internal computer systems that remain noncompliant.

         REMEDIATION AND IMPLEMENTATION - This phase involves obtaining and implementing renovated software applications provided by the Company's vendors. As renovated applications or new applications are received and implemented, the Company will test them for Y2K compliance. This phase also involves upgrading and replacing systems where appropriate, and will continue throughout 1998 and 1999.

         ESTIMATED COSTS TO ADDRESS THE COMPANY'S Y2K ISSUES - The total financial effect that Y2K issues will have on The Company cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of the Company's efforts will not be known until the Y2K actually arrives. However, based on its assessment to date, the Company does not believe that expenses or required capital expenditures related to meeting Y2K challenges will have a material effect on the operations or financial condition of the Company. It is estimated that Y2K testing and remediation will cost approximately $30,000. This includes approximately $15,000 spent in 1998 and $10,000 to be spent in 1999. The board of directors has also budgeted an additional $5,000 for unexpected testing or remediation that may arise. Y2K challenges facing vendors of mission-critical software and systems, third-party service providers, and customers could have a material effect on the operations or financial condition of the Company, to the extent such parties are materially affected by such challenges.

         RISKS RELATED TO Y2K ISSUES - Y2K poses certain risks to the Company and its operations. Some of these risks are present because the Company utilizes technology and information systems applications from other parties who face Y2K challenges and relies on third-party service providers for processing data. In addition, other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all possible risks that the Company may face moving into the millennium, management has identified the following significant potential risks:

         Commercial banks may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the Y2K, and interest rates may increase as the millennium approaches. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could affect future earnings. The Company has established a contingency plan for addressing this situation, should it arise, in its asset and liability management policies. The plan includes maintaining the ability to borrow funds from correspondent banks and the Federal Reserve Bank of Atlanta. Significant demand for funds from other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from these sources, the Company may also sell investment securities or other liquid assets to meet liquidity needs.

         The Company originates loans to businesses in its marketing area. If these businesses are adversely affected by Y2K problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect The Company's financial performance. During the assessment phase of The Company's Y2K program, The Company identified substantial borrowers, and is working with such borrowers to ascertain their levels of exposure to Y2K problems. To the extent that the Company is unable to assure itself of the Y2K readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to the Company's provision for loan losses.

         The Company's operations, like those of many other companies, can be adversely affected by the Y2K-triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected if the operations of mission-critical third-party service providers are adversely affected. As described above, the Company has identified its mission-critical vendors and is monitoring their Y2K compliance programs.

         THE COMPANY'S CONTINGENCY PLANS - The Company has initially developed contingency plans related to Y2K issues. As the Company continues the testing phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, the Company will modify contingency plans as necessary or develop additional contingency plans. The review of contingency plans is an ongoing process subject to internal assessments, third party and regulatory review. Additionally, specific timeframes have been established for the monitoring and assessment of contingency planning as well as "trigger" dates for implementing contingency plans. Certain circumstances, as described above in "Risks," may occur for which there are no completely satisfactory contingency plans.

(20)     EARNINGS PER SHARE

         The following presents the reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):

                                                                         1998              1997
                                                                         ----              ----
              Loss before cumulative effect of
               a change in accounting principle                          $(139)            $(369)
                                                                         ========================
              Average Shares:
               Basic                                                       908               216
               Effect of dilutive common stock options                       6                 -
                                                                          ----------------------
               Diluted                                                     914               216
                                                                          ----------------------
              Per share amounts before cumulative
                effect of a change in accounting principle
               Basic                                                      (0.15)           (1.71)
                                                                          =======================
               Diluted                                                    (0.15)           (1.71)
                                                                          =======================

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table relates to directors, executive officers, promoters and control persons of the Company at December 31, 1998:

        NAME AND
  PRINCIPAL POSITION(S)
      WITH COMPANY               AGE (1)    BUSINESS AFFILIATIONS DURING PAST FIVE YEARS
-------------------------------------------------------------------------------------------------------------
William E. Rowland                  51      Executive Vice President, Secretary and Director - First City
Chief Executive Officer,                    Bank (January 1986-March 1996); President, Chief Executive
President and Director                      Officer and Director - First City Bancorp, Inc. (May 1988-March
                                            1996); President - Tennessee Credit Corporation (March 1996-June
                                            1996); President, Chief Executive Officer and Director - Bank of
                                            Murfreesboro (October 1997 - Present); President, Chief Executive
                                            Officer and Director - Murfreesboro Bancorp, Inc. (October
                                            1997 - Present)
-------------------------------------------------------------------------------------------------------------
Joyce Ewell                         55      First Vice President and Director - First City Bank (January
Senior Vice President,                      1986-March 1996); Vice President - First American National Bank
Secretary and Director                      (March 1996-January 1997); Senior Vice President and Director -
                                            Bank of Murfreesboro (October 1997-Present)
-------------------------------------------------------------------------------------------------------------
Olin O. Williams                    68      Surgeon - Murfreesboro Medical Clinic (September 1967-January
Chairman of the Board of                    1994); Director - National Health Care, L.P. (1971-Present);
Directors                                   Director - First City Bank (January 1986-March 1996); Director -
                                            First City Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
Melvin R. Adams                     59      Agent - State Farm Insurance Company (1971-Present); Director -
Director                                    First City Bank (January 1986-March 1996); Director - First
                                            City Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
Thomas E. Batey                     64      President/Owner - Batey's (office supply) (1957-Present);
Director                                    Director - First City Bank (May 1988-March 1996); Director -
                                            First City Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
John Stanley Hooper                 66      President/Owner - Hooper Supply Co., Inc. (1957-95); Director -
Director                                    First City Bank (May 1988-March 1996); Director - First City
                                            Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
William H. Sloan                    64      President/Owner - Sloan's Sales and Service, Inc. (motorcycle
Director                                    sales, parts and service) (1960-Present); Director - First City
                                            Bank (January 1994-March 1996)
-------------------------------------------------------------------------------------------------------------
Joseph M. Swanson                   60      President - Swanson, Inc. (1960-Present); Owner - Swanson
Director                                    Developments (1983-Present); Director - First City Bank
                                            (January 1986-March 1996); Director - First City Bancorp, Inc.
                                            (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
Debbie Ferrell                      45      Assistant Vice President-First City Bank(March 1986 - March
Corporate Secretary                         1996) Vice President-Murfreesboro Bancorp, Inc. (June 1997 -
                                            Present)
-------------------------------------------------------------------------------------------------------------
William L. Webb                     39      Controller-First City Bank (August 1987-May 1994);
Vice President, Chief                       Treasurer-First City Bancorp, Inc. (March 1993-March 1996);
Financial Officer                           Assistant Vice President/Internal Auditor-Wilson Bank and Trust
                                            (March 1996-January 1998); Vice President, Chief Financial
                                            Officer-Murfreesboro Bancorp, Inc. (January 1998-Present)
-------------------------------------------------------------------------------------------------------------

(1)      - As of December 31, 1998

The above directors have served as directors since commencement of operations on October 6, 1997 and were re-elected at the shareholder meeting on April 16, 1998. The term is for one year with annual reappointment.

At December 31, 1998, there were no family relationships among directors and executive officers. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

ITEM 10 - EXECUTIVE COMPENSATION

There is currently no Executive Compensation Committee. Executive compensation is determined by the board of directors exclusive of the directors (Mr. Rowland and Ms. Ewell) who are also officers of the Company.

The following table sets forth a summary of compensation paid to or accrued on behalf of the chief executive officer and any other officer of the Company whose aggregate compensation exceeded $100,000 during the fiscal years 1998 and 1997 (No officer had compensation in excess of $100,000 during 1998.):

                                     ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                    -------------------                    ----------------------
                                                                                      SECURITIES
                                                         OTHER                           UNDER-       ALL
                                                         ANNUAL   RESTRICTED             LYING       OTHER
     NAME AND                                            COMPEN-    STOCK               OPTIONS/     COMPEN-
PRINCIPAL POSITION          YEAR     SALARY     BONUS    SATION     AWARDS     SAR'S    PAYOUTS      SATION
------------------          ----     ------     -----    ------     ------     -----    -------      ------
William E. Rowland,         1998     $40,962     $ --     $ --      $   --     $  --     20,000     $ 1,750(1)
Chief Executive Officer     1997     $16,300     $ --     $ --      $   --     $  --    $    --     $   750(1)

(1) - Director fees.

All directors were paid $250 monthly. Beginning in August 1998, the non-employee directors are paid $500 per month. There is no other compensation for the directors.

Currently there are no employment contracts between the Company and any of its employees or the Bank and any of its employees.

During 1998, Mr. Rowland received a stock option grant of 20,000 options or 27.78% total options granted, with an exercise price of $10 per share with an expiration date of April 28, 2008. For 1998 a total of 73,000 options were granted to employees including 1,000 options that were forfeited. 72,000 options had an exercise price of $10 per share and 1,000 options had an exercise price of $12.50 per share. All such options expire in 2008.

No options were exercised in 1998.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following individual's hold 5% or more of the outstanding voting (common) stock of the Company as of March 1, 1999. No other individual's hold 5% or more of the outstanding voting (common) stock of the Company.

TITLE OF          NAME AND ADDRESS                 AMOUNT AND NATURE           PERCENT
 CLASS          OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       OF CLASS
 -----          -------------------                --------------------       --------

Common        William E. Rowland                          95,000 (1)          10.24%
              1110 Virginia Avenue
              Murfreesboro, Tennessee  37130

Common        Joseph M. Swanson                           67,500 (2)           7.41%
              100 East Vine Street - Suite 1500
              Murfreesboro, Tennessee  37130

(1) - Includes 40,000 shares held as trustee for two sons' trusts and options for 4,000 shares currently vested and 16,000 shares of options not currently vested.

(2) - Includes 500 shares held jointly with daughter and stock options for 3,000 shares that expire April 28, 2008.

The following include all directors and officers of the Company and a total of the common stock held by all directors and officers as of March 1, 1999.

          NAME AND ADDRESS                                     AMOUNT AND NATURE              PERCENT
         OF BENEFICIAL OWNER            POSITION             BENEFICIAL OWNERSHIP            OF CLASS
-----------------------------------------------------------------------------------------------------
William E. Rowland  (2)               President,                 95,000 (1)                    10.24%
1110 Virginia Avenue                  Chief Executive
Murfreesboro, Tennessee 37130         Officer and Director

Joyce Ewell                           Senior Vice President      29,200 (2)                     3.17%
1835 Lexington Trace                  and Director
Murfreesboro, Tennessee 37130

Melvin R. Adams                       Director                   23,000 (3)                     2.53%
805 South Church Street
Murfreesboro, Tennessee 37130

Thomas E. Batey                       Director                    8,000 (3)                     0.88%
2802 East Main Street
Murfreesboro, Tennessee 37130

John Stanley Hooper                   Director                   13,600 (4)                     1.49%
3331 Siegal Lane
Murfreesboro, Tennessee 37129

William H. Sloan                      Director                   13,000 (5)                     1.43%
2523 Morgan Road
Murfreesboro, Tennessee 37129

          NAME AND ADDRESS                                     AMOUNT AND NATURE              PERCENT
         OF BENEFICIAL OWNER            POSITION             BENEFICIAL OWNERSHIP            OF CLASS
-----------------------------------------------------------------------------------------------------
Joseph M. Swanson                     Director                   67,500 (6)                     7.41%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee 37130

Olin Williams, M.D.                   Director                   13,400 (7)                     1.47%
2007 Riverview Drive
Murfreesboro, Tennessee 37129

Debbie R. Ferrell                     Secretary                  23,324 (8)                     2.65%
2621 Spalding Circle
Murfreesboro, Tennessee 37128

William L. Webb                       Chief Financial Officer     5,100 (9)                     0.56%
1438 Amberwood Circle
Murfreesboro, Tennessee 37128

All directors and officers as a group                           292,124 (10)                   30.00%


(1) Includes 40,000 shares held as trustee for two sons' trusts and options for 4,000 shares currently vested and 16,000 shares not currently vested.
(2) Includes stock options for 2,800 shares currently vested and 11,200 shares not currently vested.
(3) Includes stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008.
(4) Includes 500 shares held as custodian for minors and stock options for 3,000 shares that expire April 28, 2008.
(5) Includes 5,000 shares held by wife and stock options for 3,000 shares granted each non-employee director that expire April 28, 2008.
(6) Includes 500 shares held jointly with daughter and stock options for 3,000 shares that expire April 28, 2008.
(7) Includes 400 shares held as custodian for minors and stock options for 3,000 shares that expire April 28, 2008.
(8) Includes 200 shares held by husband and stock options for 1,800 shares currently vested and 7,200 shares not currently vested.
(9) Includes 100 shares held as custodian for minor daughter and options for 1,000 shares currently vested and 4,000 shares not currently vested.
(10) Includes all shares listed in notes (1) through (9) above with conditions listed above. In the event of a change in control, all stock options become 100% vested.

There are currently no arrangements that may result in a change of ownership of control of the Company. The above directors have served as directors since commencement of operations October 6, 1997 and were re-elected at the shareholder meeting on April 16, 1998. The term is for one year with annual reappointment.

At December 31, 1998, there were no family relationships among directors and officers. Further, no director or officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunctions from involvement with any business, banking or securities activities.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously mentioned, there are no family relationships between any of the directors and officers of the Company or Bank.

The Company purchased its primary retail banking location located at 615 Memorial Boulevard in Murfreesboro, Tennessee from Director Joseph M. Swanson for approximately $411,000. This amount approximated its estimated fair value.

Federal banking regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank's policy is not to make any new loans or extensions of credit to the Bank's executive officers and directors at different rates or terms than those offered to the general public.

The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 1998 and 1997:

                                                                       1998                    1997
                                                                       ----                    ----

         Balance - beginning of year                                   $1,609              $    -
         New loans and advances during the year                         3,109                  1,751
         Repayments during the year                                    (1,496)                  (142)
                                                                       ------------------------------
         Balance - end of year                                         $3,222                 $1,609
                                                                       =============================

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3   (i)  Charter
             Incorporated by reference to Form 10-SB filed April 30, 1998.

        (ii) By-laws
             Incorporated by reference.

    4.  Instruments defining rights of security holders

        Incorporated by reference.


   10.  Material Contracts

        Deferred compensation plan described in Note 6 to the Consolidated Financial Statements.

   10.1 Form of Executive Revenue Neutral Retirement Agreement - Fully Vested Employee

   10.2 Form of Split Dollar Agreement - Fully Vested Employee

   10.3 Form of Split Dollar Endorsement - Fully Vested Employee

   10.4 Form of Executive Revenue Neutral Retirement Agreement - Employee with Seven Year Vesting Schedule

   10.5 Form of Split Dollar Agreement - Employee with Seven Year Vesting
        Schedule

   10.6 Form of Split Dollar Endorsement - Employee with Seven Year Vesting Schedule

   11   Statement re: Computation of per share earnings

        Incorporated by reference to footnote 20 of the Consolidated Financial Statements.

   18   Letter on change in accounting principle

        Not applicable as this was a change required by a new accounting pronouncement.

   21   Subsidiaries of Small Business Issuer

        Incorporated by reference to footnote 1 of the consolidated financial statements.

   27   Financial Data Schedules

   99   Additional exhibits

        None

(b) Reports on Form 8-K

    None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date March 30, 1999
     -------------------------------
By /s/ William E. Rowland
   ---------------------------------
             (Signature)*

*  Print the name and title of each signing officer under his or her signature.