Form 10QSB
period 1999-03-31
MURFREESBORO BANCORP INC
filed 1999-05-17
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999
                                                 --------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                ----------  ----------


                         Commission File Number 0-24161
                                               ----------

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

YES   X       NO
   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding: 907,609 shares at May 11, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999



                                 C O N T E N T S

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------


Consolidated Balance Sheets ...................................................................      2

Consolidated Statements of Operations .........................................................     3-4

Consolidated Statements of Cash Flows .........................................................      5

Notes to Consolidated Financial Statements ....................................................      6

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

         ASSETS
                                                                                  March 31,        December 31,
                                                                                    1999               1998
Cash and due from banks                                                           $  1,041         $      2,402
Federal funds sold                                                                   3,487                7,070
                                                                                  --------         ------------
   Total cash and cash equivalents                                                   4,528                9,472
                                                                                  --------         ------------

Securities available for sale                                                       14,656               20,198
Securities held to maturity                                                          9,377                6,384
                                                                                  --------         ------------
   Total investment securities                                                      24,033               26,582
                                                                                  --------         ------------
Loans, less allowance for possible loan losses
   of $569,000 and $473,000, respectively                                           44,941               37,318
Premises and equipment, net                                                          1,724                1,605
Accrued interest receivable                                                            627                  540
Other assets                                                                         1,612                1,583
Deferred tax assets                                                                    330                  323
                                                                                  --------         ------------
   Total assets                                                                   $ 77,795         $     77,423
                                                                                  ========         ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                          $ 65,672         $     65,002
Securities sold under agreements to repurchase                                       3,255                3,590
Accrued interest payable                                                               196                  205
Accrued expenses and other liabilities                                                 111                   92
                                                                                  --------         ------------
   Total liabilities                                                                69,234               68,889
                                                                                  --------         ------------

Contingencies                                                                           --                   --

Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                      --                   --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                         4,538                4,538
Additional paid-in capital                                                           4,530                4,530
Deficit                                                                               (493)                (546)
                                                                                  --------         ------------
   Realized shareholders' equity                                                     8,575                8,522
Accumulated other comprehensive income                                                 (14)                  12
                                                                                  --------         ------------
   Total shareholders' equity                                                        8,561                8,534
                                                                                  --------         ------------
   Total liabilities and shareholders' equity                                     $ 77,795         $     77,423
                                                                                  ========         ============



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)


                                                                                  1999         1998
Interest income:
   Interest and fees on loans                                                    $  846         $ 206
   Interest on taxable investment securities                                        397           260
   Interest on federal funds sold                                                    30            72
                                                                                 ------        ------
     Total interest income                                                        1,273           538
                                                                                 ------        ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                              159           125
   Interest on money market demand accounts                                          79            45
   Interest on savings deposits                                                       1             1
   Interest on certificates of deposit                                              432           173
                                                                                 ------        ------
     Total interest expense on deposits                                             671           344
   Interest on securities sold under agreement to repurchase                         29            --
                                                                                 ------        ------
     Total interest expense                                                         700           344
                                                                                 ------        ------

     Net interest income                                                            573           194
        Provision for possible loan losses                                           96           114
                                                                                 ------        ------
     Net interest income after provision for possible loan losses                   477            80
                                                                                 ------        ------

Non-interest income:
   Service charges on deposits                                                       47            12
   Other fees and commissions                                                         2             1
   Increase in cash surrender value of officers' life insurance                      19            --
   Other non-interest income                                                         10             2
                                                                                 ------        ------
     Total non-interest income                                                       78            15
                                                                                 ------        ------
Non-interest expense:
   Salaries and employee benefits                                                   257           139
   Occupancy expenses, net                                                           17             9
   Furniture and equipment expense                                                   32            19
   Other non-interest expense                                                       175           101
                                                                                 ------        ------
     Total non-interest expense                                                     481           268
                                                                                 ------        ------
      Income (loss) before income taxes and cumulative effect of a change
        in accounting principle                                                      74          (173)
Income tax expense                                                                   21            --
                                                                                 ------        ------
      Income (loss) before cumulative effect of a change
        in accounting principle                                                      53          (173)
Cumulative effect of a change in accounting principle, removing
        start-up costs (no tax effect required)                                      --           (38)
                                                                                 ------        ------
                Net income (loss)                                                $   53         $(211)
                                                                                 ======        ======
Earnings per share:
      Basic:
         Income (loss) before cumulative effect of a change
          in accounting principle                                                $ 0.06        $(0.19)
         Cumulative effect of a change in accounting principle                       --        $(0.04)
                                                                                 ------        ------
                Net income (loss)                                                $ 0.06        $(0.23)
                                                                                 ======        ======
      Diluted:
         Income (loss) before cumulative effect of a change
          in accounting principle                                                $ 0.06        $(0.19)
         Cumulative effect of a change in accounting principle                       --          (.04)
                                                                                 ------        ------
                Net income (loss)                                                $ 0.06        $(0.23)
                                                                                 ======        ======

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)


                                                                                    1999             1998
Operating activities:
   Net income (loss)                                                               $    53         $   (211)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Provision for loan losses                                                          96              114
     Provision for depreciation, amortization and accretion, net                        30               51
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                        (87)            (199)
        Increase in cash surrender value of officers' life insurance                   (19)              --
        Increase in deferred tax asset                                                  (7)              --
        (Increase) decrease in other assets                                             10             (231)
        Increase (decrease) in accrued interest payable                                 (9)              31
        Decrease in accrued expenses and other liabilities                              24              (34)
                                                                                   -------         --------
     Net cash used by operating activities                                              91             (479)
                                                                                   -------         --------
Investing activities:
   Purchase of securities available for sale                                        (4,000)          (7,036)
   Purchase of securities held to maturity                                          (3,502)          (4,553)
   Maturities and calls of securities available for sale                             9,500            3,000
   Maturities and calls of securities held to maturity                                 500            1,000
   Increase in loans, net                                                           (7,719)          (9,072)
   Additions to premises and equipment                                                (149)              (6)
                                                                                   -------         --------
   Net cash used by investing activities                                            (5,370)         (16,667)
                                                                                   -------         --------

Financing activities:
   Net increase in deposits                                                            670           11,843
   Net decrease in securities sold under agreement to repurchase                      (335)              --
                                                                                   -------         --------
   Net cash provided by financing activities                                           335           11,843
                                                                                   -------         --------

Net decrease in cash and cash equivalents                                           (4,944)          (5,303)

Cash and cash equivalents at the beginning of the period                             9,472            8,710
                                                                                   -------         --------

Cash and cash equivalents at the end of the period                                 $ 4,528         $  3,407
                                                                                   =======         ========

Supplemental disclosure of cash flow information:

Cash paid during the quarter for:

        Interest                                                                   $   680         $    313
                                                                                   =======         ========

Non-cash transactions:

        Dividend on Federal Home Loan Bank common stock                            $     3         $     --
                                                                                   -------         --------
        Increase in unrealized gain (loss) on securities available for sale        $   (26)        $     (6)
                                                                                   =======         ========

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, the results of operations for the quarters ended March 31, 1999 and 1998, comprehensive earnings for the quarters ended March 31, 1999 and 1998 and changes in cash flows for the quarters ended March 31, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the quarters ended March 31, 1999 and 1998, respectively.


                                                                                                      Tax            Net of
                                                                                        Pre-Tax      Expense           Tax
                                                                                        Amount       (Benefit)        Amount
                                                                                        -------      ---------       -------

                                                                                                 (In thousands)
           Quarter ended March 31, 1999

           Net unrealized (loss) on securities available for sale                       $(26)        $     (12)       $(14)
                                                                                        ----         ---------        ----
           Other comprehensive income (loss)                                            $(26)        $     (12)       $(14)
                                                                                        ====         =========        ====

           Quarter ended March 31, 1998

           Net unrealized gain on securities available for sale                         $ (6)        $      --        $ (6)
                                                                                        ----         ---------        ----
           Other comprehensive income                                                   $ (6)        $      --        $ (6)
                                                                                        ====         =========        ====

(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the quarters ended March 31, 1999 and 1998 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarter ended March 31, 1999. There were no dilutive items outstanding during the quarter ending March 31, 1998.

(4)      CHANGE IN ACCOUNTING PRINCIPLE

         During 1998, the Company adopted the provisions of Statement of Position 98-5 (SOP 98-5) Reporting on the Costs of Start-Up Activities. Under SOP 98-5, all start-up costs should be expensed as incurred which differed from the prior method of capitalization of such costs and amortizing using the straight-line-method over a sixty month term. In accordance with SOP 98-5, the Company expensed organizational costs of approximately $38,000 with no tax benefit recorded as a full allowance for deferred tax assets had been established as of the beginning of the quarter. This change in Accounting Principle increased the loss per share by $0.04 for both basic and dilutive purposes.

(5)      YEAR 2000 COMPUTER ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The Corporation has completed the Awareness, Assessment and Renovation phases and is currently in the process of validating its core processing systems for Year 2000 readiness. At this time it is not expected that expenses to address year 2000 issues will materially impact future operating results.

         The following section contains forward-looking statements, which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.

         Company's State of Readiness

         Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). If not corrected, some computer applications could fail or create erroneous results by or at the Year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem in not yet known, and if not timely corrected, it could affect the global economy.

         Management has assessed the extent of vulnerability of the Bank's computer systems to the problem. The Company entered into a contract with Financial Data Technologies, Inc. (FiData) of Franklin, Tennessee to handle data processing functions. FiData uses Information Technology, Inc. (ITI) software and a Unisys mainframe computer. Management studied ITI and FiData's Year 2000 preparation when selecting a data processor. Unisys and ITI have been doing internal testing of their equipment and FiData is presently testing their computer system using the Bank's data. Management performed testing in 1998 and plans further testing in 1999.

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

         Cost of Year 2000

         As described above, our primary systems are Year 2000 compliant; therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning and internal testing and validation, which are expected to be expensed as incurred. The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations for 1998 or 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the replacement of noncompliance of third party vendors, and similar uncertainties.

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

SUMMARY

Net loss for the quarter ended March 31, 1998 was $211,000 and the net income for the quarter ended March 31, 1999 was $53,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the quarter ended March 31, 1998 totaled $32,587,000, which represented 91.8% of average total assets. Earning assets totaled $39,360,000 at March 31, 1998. Average earning assets for the quarter ended March 31, 1999 totaled $71,502,000, which represented 93.0% of average total assets. Earning assets totaled $73,030,000 at March 31, 1999.

Loan Portfolio. The Company's average loans for the quarter ended March 31, 1998 were $9,876,000 and for the quarter ended March 31, 1999 were $41,019,000. The balance in total loans at March 31, 1998 was $14,473,000 and $45,510,000 at March 31, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $17,619,000 for the quarter ended March 31, 1998 and $28,041,000 for the quarter ended March 31, 1999. The portfolio totaled $22,322,000 at March 31, 1998 and $24,033,000 at March 31, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value. At March 31, 1998, unrealized losses in the "Available for Sale" portfolio amounted to $3,000 and there was an unrealized loss of $23,000 at March 31, 1999. The average balance of securities "Available for Sale" during the quarter ended March 31, 1998 was $16,599,000 and the balance at March 31, 1998 was $18,771,000. The average balance of securities "Held to Maturity" during the quarter ended March 31, 1998 was $1,020,000 and the balance at March 31, 1998 was $3,551,000. The average balance of securities "Available for Sale" during the quarter ended March 31, 1999 was $19,192,000 and the balance at March 31, 1999 was $14,656,000. The average balance of securities "Held to Maturity" during the quarter ended March 31, 1999 was $8,849,000 and the balance at March 31, 1999 was $9,377,000.

Deposits. The Company's average deposits were $26,759,000 for the quarter ended March 31, 1998. This included average non-interest-bearing deposits of $1,154,000, average certificates of deposit of $12,082,000, average saving deposits of $90,000 and average interest-bearing transaction accounts of $13,433,000. The Company's average deposits for the quarter ended March 31, 1999 were $65,157,000. This included average non-interest-bearing deposits of $2,822,000, average certificates of deposit of $33,928,000, average savings deposits of $259,000 and average interest-bearing transaction accounts of $28,148,000. Deposits at March 31, 1998 were $33,603,000 and $65,672,000 at
March 31, 1999.

Capital Resources. Shareholders' equity totaled $8,561,000 at of March 31, 1999. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $493,000 and other comprehensive income in the form of an unrealized loss on securities available for sale of $14,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At March 31, 1998 and March 31, 1999, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at March 31, 1999 or March 31, 1998.

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

Net interest income for the quarter ended March 31, 1998 totaled $194,000. This was the result of interest income of $538,000 and interest expense of $344,000. Interest income produced by the loan portfolio totaled $206,000, interest income on investment securities totaled $260,000, and interest income on federal funds totaled $72,000. Interest expense included $173,000 of interest expense on certificates of deposit, interest expense of $125,000 on interest-bearing transaction accounts, interest expense of $45,000 on money market demand accounts, and savings accounts of $1,000.

Net interest income for the quarter ended March 31, 1999 totaled $573,000. This was the result of interest income of $1,273,000 and interest expense of $700,000. Interest income produced by the loan portfolio totaled $846,000, interest income on investment securities totaled $397,000 and interest income on federal funds totaled $30,000. Interest expense included $432,000 of interest expense on certificates of deposit, interest expense of $159,000 on interest-bearing transaction accounts, interest expense of $79,000 on money market demand accounts, interest expense on savings accounts of $1,000 and interest expense on repurchase agreements of $29,000.

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

The net interest margin for the quarter ended March 31, 1998 was 2.38%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.28% and the yield on earning assets was 6.60% for the quarter ended March 31, 1998. The net interest margin for the quarter ended March 31, 1999 was 3.25%. The net cost of funds for the quarter ended March 31, 1999 was 3.97% and the yield on earning assets was 7.22%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended March 31, 1998 was 1.23% and for the quarter ended March 31, 1999 was 2.86%.

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

Management believes that the $473,000 at December 31, 1998 and $569,000 at March 31, 1999 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1998 or at March 31, 1999. Loans past due ninety days or more and still accruing interest at December 31, 1998 totaled $3,000 and $8,000 at March 31, 1999.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $15,000 for the quarter ended March 31, 1998. This included $12,000 from service charges on deposit accounts, other fees of $1,000 and $2,000 of other non-interest income. There were no gains or losses on securities during the quarter ended March 31, 1998.

Non-interest income totaled $78,000 for the quarter ended March 31, 1999. This included $47,000 on service charge on deposit accounts, other fees of $2,000 and $10,000 of other non-interest income including brokerage income and $19,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the quarter ended March 31, 1998 totaled $268,000. Salaries and employee benefits for the quarter ended March 31, 1998 totaled $139,000. Occupancy expense for the quarter ended March 31, 1998 totaled $9,000 while furniture and equipment expense totaled $19,000. All other non-interest expenses totaled $101,000 for the quarter ended March 31, 1998. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended March 31, 1999 totaled $481,000. Salaries and employee benefits for the quarter ended March 31, 1999 totaled $257,000. Occupancy expenses for the quarter ended March 31, 1999 totaled $17,000 while furniture and equipment expenses totaled $32,000. Other non-interest expenses totaled $175,000.

Income Taxes. At December 31, 1998, the Company had net operating losses for federal and state income taxes of approximately $560,000 of which $310,000 expire in tax year 2012 for federal and state purposes. Approximately $250,000 will expire in tax year 2013 for state purposes, and in tax year 2018 for federal purposes.

For the quarter ended March 31, 1999 the Company incurred income tax expenses of $21,000.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the quarter ended March 31, 1998 was (2.38%.) Return on equity (net income divided by average equity) for the quarter ended March 31, 1998 was (9.80%.) Equity to assets (average equity divided by average total assets) for the quarter ended March 31, 1998 was 24.25%. There were no dividends paid during the quarter ended March 31, 1998, so no dividend payout ratio is presented.

Return on assets for the quarter ended March 31, 1999 was 0.28%. Return on equity for the quarter ended March 31, 1999 was 2.45%. Equity to assets for the quarter ended March 31, 1999 was 11.05%. There were no dividends paid during the quarter ended March 31, 1999 so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 1999 indicated and certain other information:



                                                                                    Interest      Average
                                                                    Average          Income/      Yields/
                                                                    Balance          Expense       Rates
                                                                    -------          -------       -----

ASSETS:                                                       (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:

Loans                                                              $ 41,019          $  846        8.36%
U.S. Treasury and other U.S. government agencies                     28,041             397        5.75%
States and municipalities                                                --              --         N/A
Federal funds sold                                                    2,442              30        4.93%
Interest bearing deposits with other financial institutions              --              --         N/A
                                                                   --------          ------        ----
Total interest-earning assets/interest income                        71,502           1,273        7.22%
                                                                   --------          ------        ----
Cash and due from banks                                               1,536
Other assets                                                          4,315
Allowance for possible loan losses                                     (498)
                                                                   --------
Total assets                                                       $ 76,855
                                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                               $ 28,407             239        3.37%
Certificates of deposit                                              33,928             432        5.09%
Repurchase agreements                                                 2,744              29        4.23%
Note payable                                                             --              --         N/A
                                                                   --------          ------        ----
Total interest-bearing liabilities/interest expense                  65,079             700        4.36%
                                                                   --------          ------        ----
Non-interest-bearing demand deposits                                  2,822
Other liabilities                                                       290
Shareholders' equity                                                  8,664
                                                                   --------
Total liabilities and shareholders' equity                         $ 76,855
                                                                   ========
Net interest earnings                                                                $  573
                                                                                     ======
Net interest income on interest-earning assets                                                     3.25%
                                                                                                   ====

Taxable equivalent adjustment:                                                          N/A


The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 1998 indicated and certain other information:

                                                                            Interest      Average
                                                            Average          Income/      Yields/
                                                            Balance          Expense       Rates
                                                            -------          -------       -----

ASSETS:                                             (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:

Loans                                                      $  9,876          $206        8.34%
U.S. Treasury and other U.S. government agencies             17,619           260        5.90%
States and municipalities                                        --            --        N/A
Federal funds sold                                            5,092            72        5.66%
                                                           --------          ----        ----
Total interest-earning assets/interest income                32,587           538        6.60%
                                                           --------          ----        ----
Cash and due from banks                                         934
Other assets                                                  2,084
Allowance for possible loan losses                             (111)
                                                           --------
Total assets                                               $ 35,494
                                                           ========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                       $ 13,523           172        5.09%
Certificates of deposit                                      12,082           172        5.69%
Repurchase agreements                                            --            --        N/A
                                                           --------          ----        ----
Total interest-bearing liabilities/interest expense          25,605           344        5.37%
                                                           --------          ----        ----
Non-interest-bearing demand deposits                          1,154
Other liabilities                                               126
Shareholders' equity                                          8,609
                                                           --------
Total liabilities and shareholders' equity                 $ 35,494
                                                           ========
Net interest earnings                                                        $194
                                                                             ====
Net interest income on interest-earning assets                                           2.38%
                                                                                         ====

Taxable equivalent adjustment:                                               N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 (in thousands).



                                                                          INCREASE        INCREASE
                                                        INCREASE         (DECREASE)       (DECREASE)
                                                        (DECREASE)       DUE TO RATE     DUE TO VOLUME
                                                        ----------       -----------     -------------

                      ASSETS

Interest bearing deposits with other banks                  --               --               --
Federal funds sold                                         (42)              (5)             (37)
Investment securities:
Available for sale                                          21              (15)              36
Held to maturity                                           116               --              116
                                                          ----             ----             ----
  Investment securities                                    137              (15)             152
                                                          ----             ----             ----

Loans                                                      640               (9)             649
                                                          ----             ----             ----
    Total interest earning assets                          735              (29)             764
                                                          ----             ----             ----

                      LIABILITIES

Interest bearing liabilities:
  Negotiable order of withdrawal accounts                   34              123              (89)
  Money market demand accounts                              34               (6)              40
  Savings accounts                                          --               --               --
                                                          ----             ----             ----
    Total demand deposits and savings accounts              68              117              (49)
                                                          ----             ----             ----
  Time deposits less than $100,000                         201              (14)             215
  Time deposits $100,000 or greater                         58               (4)              62
                                                          ----             ----             ----
    Total certificates of deposits                         259              (18)             277
                                                          ----             ----             ----
    Total interest bearing deposits                        327               99              228
                                                          ----             ----             ----
Repurchase agreements                                       29               --               29
                                                          ----             ----             ----
    Total interest bearing liabilities                     356               99              257
                                                          ----             ----             ----

  Total                                                    379             (128)             507
                                                          ====             ====             ====

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at March 31, 1999 and December 31, 1998 (in thousands):


                                                            March 31     December
                                                              1999         1998
                                                            --------     --------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                  $  2,654     $  2,567
U. S. Government and states and political subdivisions            --           --
Certified and official checks                                    314          389
                                                            --------     --------
Total non-interest-bearing deposits                            2,968        2,956
                                                            --------     --------
Interest-bearing deposits:
Interest-bearing demand accounts                              27,623       29,557
Saving accounts                                                  376          221
Certificates of deposit, less than $100,000                   25,524       23,752
Certificates of deposit, $100,000 or greater                   9,181        8,516
                                                            --------     --------
Total interest-bearing deposits                               62,704       62,046
                                                            --------     --------
Total deposits                                              $ 65,672     $ 65,002
                                                            ========     ========


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the quarter ended March 31, 1999 and the year ended December 31, 1998 (dollars in thousands):


                                            Quarter Ended                  Year Ended
                                            March 31, 1999               December 31,1998
                                            --------------               ----------------

Non-interest-bearing deposits            $ 2,822          N/A          $ 1,803         N/A
Interest-bearing demand deposits          28,148         3.58%          22,400         4.96%
Savings accounts                             259         2.07%             160         2.51%
Certificates of deposit                   33,928         5.40%          21,174         5.64%
                                         -------         ----          -------         ----
Total deposits                           $65,157         4.37%         $45,537         5.28%
                                         =======         ====          =======         ====


At December 31, 1998, certificates of deposits greater than $100,000 aggregated approximately $8,516,000. The following table indicates, as of December 31, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                                3 Months          3 to 12          1 to 5           Over 5
                                 or less           Months           Years            Years
                                ---------         --------         --------         ------
Certificates of deposit         $   1,722         $  5,794         $  1,000             --
                                =========         ========         ========         ======

At March 31, 1999, certificates of deposits greater than $100,000 aggregated approximately $9,181,000. The following table indicates, as of March 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                3 Months          3 to 12          1 to 5         Over 5
                                 or less           Months           Years          Years
                                ---------         --------         ------         ------
Certificates of deposit         $   4,142         $  4,039          1,000             --
                                =========         ========         ======         ======

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at March 31, 1999 and December 31, 1998 (in thousands):



                                         March 31, 1999   December 31, 1998
                                         --------------   -----------------


Interest-bearing deposits with banks         $    --         $    --
Investment securities                         24,033          26,582
Federal funds sold                             3,487           7,070
Loans:
Real estate                                   29,662          23,256
Commercial and other                          15,848          14,414
                                             -------         -------
Total loans                                   45,510          37,670
                                             -------         -------
Interest-earning assets                      $73,030         $71,322
                                             =======         =======


INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At March 31, 1999, approximately $14,656,000 of investment securities was classified as available for sale and at December 31, 1998, approximately $20,198,000 of investment securities was classified as available for sale. Approximately $19,000 of unrealized gain and $14,000 of unrealized loss (net of tax) was included in shareholders' equity related to the available for sale investment securities as of March 31, 1999 and December 31, 1998, respectively. There was $9,377,000 and $6,384,000 of securities at March 31, 1999 and December 31, 1998 classified as held to maturity, respectively.

At March 31, 1999 as well as December 31, 1998, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company acquired restricted stock in the Federal Home Loan Bank of Cincinnati during 1998. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1998 (in thousands):


                                                 Amortized       Estimated
                                                    Cost         Fair Value
                                                 ----------      ----------
AVAILABLE FOR SALE:
U.S. Treasury                                    $       --      $       --
U.S. Government agencies                             20,016          20,035
States and political subdivisions                        --              --
Other securities                                         --              --
                                                 ----------      ----------
Total available for sale debt securities             20,016          20,035
Federal Home Loan Bank stock                            163             163
                                                 ----------      ----------
Total available for sale                             20,179          20,198
                                                 ==========      ==========



HELD TO MATURITY:
U.S. Treasury                                            --              --
U.S. Government agencies                              6,384           6,422
States and political subdivisions                        --              --
Other securities                                         --              --
                                                 ----------      ----------
Total held to maturity                                6,384           6,422
                                                 ==========      ==========

Total investment portfolio                       $   26,563      $   26,620
                                                 ==========      ==========

At March 31, 1999, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at March 31, 1999 (in thousands):



                                                   Amortized       Estimated
                                                      Cost         Fair Value
                                                   ----------      ----------
AVAILABLE FOR SALE:
U.S. Treasury                                      $       --      $       --
U.S. Government agencies                               14,513          14,490
States and political subdivisions                          --              --
Other securities                                           --              --
                                                   ----------      ----------
Total available for sale - debt securities             14,513          14,490
                                                   ----------      ----------
Federal Home Loan Bank Stock                              166             166
                                                   ----------      ----------
Total available for sale                           $   14,679      $   14,656
                                                   ==========      ==========

HELD TO MATURITY:
U.S. Treasury                                              --              --
U.S. Government agencies                                9,377           9,357
States and political subdivisions                          --              --
Other securities                                           --              --
                                                   ----------      ----------
Total held to maturity                                  9,377           9,357
                                                   ==========      ==========

Total investment portfolio                         $   24,056      $   24,013
                                                   ==========      ==========

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1998. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).


                                                    Amortized       Estimated       Weighted
                                                      Cost         Fair Value      Average Yield
                                                   ----------      ----------      -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                    $       --      $       --                N/A
U.S. Government agencies:
Due within 1 year                                       4,000           3,993               5.05%
Due after 1 year but within 5 years                    15,002          15,011               5.61%
Due after 5 years but within 10 years                   1,014           1,031               6.18%
Due after 10 years                                         --              --                N/A
                                                   ----------      ----------      -------------
Total                                                  20,016          20,035               5.52%
                                                   ----------      ----------      -------------
States and political subdivisions                          --              --                N/A
Other                                                      --              --                N/A
                                                   ----------      ----------      -------------
Total investments available for sale-debt              20,016          20,035               5.52%
                                                   ==========      ==========      =============

HELD TO MATURITY:
U.S. Treasuries                                            --              --                N/A
U.S. Government agencies:
Due within 1 year                                          --              --                N/A
Due after 1 year but within 5 years                     1,502           1,502               5.77%
Due after 5 years but within 10 years                   4,882           4,920               6.07%
Due after 10 years                                         --              --                N/A
                                                   ----------      ----------      -------------
Total                                                   6,384           6,422               6.00%
                                                   ----------      ----------      -------------
States and political subdivisions                          --              --                N/A
Other                                                      --              --                N/A
                                                   ----------      ----------      -------------
Total held to maturity                                  6,384           6,422               6.00%
                                                   ==========      ==========      =============
Total investment portfolio-debt securities         $   26,400      $   26,457               5.64%
                                                   ==========      ==========      =============

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at March 31, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).


                                                                  Amortized       Estimated         Weighted
                                                                    Cost         Fair Value       Average Yield
                                                                 ----------      ----------       -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                                  $       --      $       --                 N/A
U.S. Government agencies:
Due within 1 year                                                        --              --                 N/A
Due after 1 year but within 5 years                                  13,501          13,466                5.47%
Due after 5 years but within 10 years                                 1,012           1,024                6.18%
Due after 10 years                                                       --              --                 N/A
                                                                 ----------      ----------       -------------
Total                                                            $   14,513      $   14,490                5.52%
                                                                 ----------      ----------       -------------
States and political subdivisions                                        --              --                 N/A
Other                                                                    --              --                 N/A
                                                                 ----------      ----------       -------------
Total investments available for sale-debt secur.                 $   14,513      $   14,490                5.52%
                                                                 ==========      ==========       =============

HELD TO MATURITY:
U.S. Treasuries                                                          --              --                 N/A
U.S. Government agencies:
Due within 1 year                                                        --              --                 N/A
Due after 1 year but within 5 years                                   5,002           4,984                5.93%
Due after 5 years but within 10 years                                 4,375           4,373                6.01%
Due after 10 years                                                       --              --                 N/A
                                                                 ----------      ----------       -------------
Total                                                                 9,377           9,357                5.97%
                                                                 ----------      ----------       -------------
States and political subdivisions                                        --              --                 N/A
Other                                                                    --              --                 N/A
                                                                 ----------      ----------       -------------
Total held to maturity                                                9,377           9,357                5.97%
                                                                 ==========      ==========       =============
Total investment portfolio-debt securities                       $   23,890      $   23,847                5.70%
                                                                 ==========      ==========       =============

INVESTMENT POLICY

The objective of the Company's investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank's market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. In doing so, the Company balances the market and credit risk against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The Investment Committee is comprised of the president and three other directors. The President is authorized to execute security transactions for the investment portfolio and to make decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting. Limitations on the Committee's investment authority include: (a) investment in any one municipal security may not exceed 20% of equity capital; (b) the entire investment portfolio may not increase or decrease by more than 10% in any one month; (c) investments in obligations of the State of Tennessee may not exceed 30% of equity capital; and (d) investment in mortgage-backed securities may not exceed more than 40% of equity capital. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 (dollars in thousands).


                                                               Percent of
                                              Balance          Total Loans
                                              -------          -----------
Real estate loans:
Construction and land development            $  1,286                 3.4%
Secured by residential properties              12,307                32.7%
Secured by commercial real estate               9,663                25.7%
                                             --------          ----------
Total real estate loans                        23,256                61.8%
                                             --------          ----------
Commercial and industrial loans                 7,789                20.7%
Other consumer loans                            6,625                17.5%
                                             --------          ----------
Total loans                                    37,670               100.0%
Unamortized (discounts) premiums and
  net deferred loan costs                         121                 N/A
Allowance for possible loan losses               (473)                N/A
                                             --------          ----------
Net loans                                    $ 37,318                 N/A
                                             ========          ==========


The following table sets forth the composition of the Company's loan portfolio at March 31, 1999 (dollars in thousands).



                                                           Percent of
                                           Balance         Total Loans
                                           -------         -----------
Real estate loans:
Construction and land development          $  1,291            2.8%
Secured by residential properties            17,155           37.7%
Secured by commercial real estate            11,216           24.7%
                                           --------          -----
Total real estate loans                      29,662           65.2%
                                           --------          -----
Commercial and industrial loans               8,596           18.9%
Other consumer loans                          7,252           15.9%
                                           --------          -----
Total loans                                  45,510          100.0%
Allowance for possible loan losses             (569)           N/A
                                           --------          -----
Net loans                                  $ 44,941            N/A
                                           ========          =====

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1998 (in thousands).


                                                             Maturity Range
                                           -----------------------------------------------
                                           One Year     One Through     Over
                                            or Less      Five Years   Five Years    Total
                                           --------     -----------   ----------  -------
LOAN MATURITY:
Real estate construction loans              $ 1,188      $       98   $       --  $ 1,286
Real estate mortgage loans                    8,106          13,155          709   21,970
Commercial and industrial loans               3,134           3,924          731    7,789
All other loans                               2,159           4,018          448    6,625
                                            -------      ----------   ----------  -------
Total loans                                 $14,587      $   21,195   $    1,888  $37,670
                                            =======      ==========   ==========  =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                $ 5,598      $    4,724   $    1,434  $11,756
Floating or adjustable interest rates         8,989          16,471          454   25,914
                                            -------      ----------   ----------  -------
Total                                       $14,587      $   21,195   $    1,888  $37,670
                                            =======      ==========   ==========  =======


The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at March 31, 1999 (in thousands).


                                                             Maturity Range
                                           ----------------------------------------------
                                            One Year    One Through     Over
                                            or Less      Five Years   Five Years    Total
                                            --------    -----------   ----------  -------
LOAN MATURITY:
Real estate construction loans              $   857      $      434   $       --  $ 1,291
Real estate mortgage loans                   10,173          15,975        2,223   28,371
Commercial and industrial loans               2,349           5,523          724    8,596
All other loans                               2,037           4,623          592    7,252
                                            -------      ----------   ----------  -------
Total loans                                 $15,416      $   26,555   $    3,539  $45,510
                                            =======      ==========   ==========  =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                $ 5,823      $    5,422   $       --  $11,245
Floating or adjustable interest rates         9,593          21,133        3,539   34,265
                                            -------      ----------   ----------  -------
Total                                       $15,416      $   26,555   $    3,539  $45,510
                                            =======      ==========   ==========  =======

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

The large number of consumer installment loans and the relatively small dollar amount of each make an individual review impracticable. It is the Company's policy to charge off any consumer installment loan that is past due 90 days or more and are not adequately collateralized.

In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $569,000 as of March 31, 1999 or 1.25% of loans outstanding. The allowance for possible loan losses was $473,000 as of December 31, 1998, or 1.25% of loans outstanding. No loans were charged-off (nor any recoveries made) during 1999. The provision for possible loan losses charged against earnings during 1999 was $96,000. Loans totaling $1,000 were charged-off (with no recoveries made) during the year ended December 31, 1998. The provision for possible loan losses charged against earnings during the year ended December 31, 1998 was $406,000.

There were no non-performing loans of the Company on at March 31, 1999 or at December 31, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at March 31, 1999 or at December 31, 1998. There was $3,000 of loans past due ninety or more days at December 31, 1998 and still accruing interest and $8,000 of loans past due ninety or more days at March 31, 1999 and still accruing interest.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 1998 was 51.1% and for the quarter ended March 31, 1999 was 63.0%.

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

The following table gives the various capital ratios and balances at March 31, 1999 and December 31, 1998 (dollars in thousands) for the Company:



                                                March 31, 1999      December 31, 1998
                                                --------------      -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                $ 8,575             $ 8,522
Less excess tax assets                                  330                 323
                                                    -------             -------
Total Tier I capital                                  8,245             $ 8,199
                                                    -------             -------

Tier II capital:
Qualifying debt-
Qualifying allowance for loan losses                    569                 473
                                                    -------             -------
Total Tier II capital                                   569                 473
                                                    -------             -------
Total capital                                       $ 8,814             $ 8,672
                                                    =======             =======
Risk-adjusted assets                                $54,796             $47,883
                                                    =======             =======
Quarterly average assets                            $76,855             $76,255
                                                    =======             =======

RATIOS:
Tier I capital to risk-adjusted assets                 15.0%               17.1%
Tier II capital to risk-adjusted assets                 1.0%                1.0%
Total capital to risk-adjusted assets                  16.1%               18.1%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles         10.7%               10.8%

The following table gives the various capital ratios and balances at March 31, 1999 and at December 31, 1998 (dollars in thousands) for the Bank:



                                               March 31, 1999      December 31, 1998
                                               --------------      -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                $ 8,412             $ 8,356
                                                                        -------
Less excess tax assets                                  268                 261
                                                    -------             -------
Total Tier I capital                                  8,144               8,095
                                                    -------             -------

Tier II capital:
Qualifying debt                                          --                  --
Qualifying allowance for loan losses                    569                 473
                                                    -------             -------
Total Tier II capital                                   569                 473
                                                    -------             -------
Total capital                                       $ 8,713             $ 8,568
                                                    =======             =======
Risk-adjusted assets                                $54,796             $47,862
                                                    =======             =======
Quarterly average assets                            $76,587             $76,255
                                                    =======             =======


RATIOS:
Tier I capital to risk-adjusted assets                 14.9%               16.9%
Tier II capital to risk-adjusted assets                 1.0%                1.0%
Total capital to risk-adjusted assets                  15.9%               17.9%
Leverage -- Tier I capital to quarterly
    Average assets less disallowed intangibles         10.6%               10.6%

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

On March 31, 1999 and December 31, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

The average balance for short-term borrowings of the Company was less than 30% of shareholders' equity at March 31, 1999 and December 31, 1998.

PROPERTY ACQUISITIONS:

During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The cost of this renovation and construction and related furnishings is estimated at $2,000,000. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from twenty-eight at December 31, 1998 to thirty at March 31, 1999.

The Company anticipates increasing the number of employees during 1999 to approximately thirty-four employees to service the anticipated loan and deposit growth and related support services during the next twelve months. When the proposed new building is completed, additional employees will be added during the year 2000 beginning with the second quarter.

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

         None


ITEM 3. DEFAULT ON SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held April 13, 1999.

(b) Each of the persons named in the Proxy Statement as a nominee for director was elected, and the selection of Rayburn, Betts and Bates, P.C. as independent auditors for the Company for 1999 was ratified. The following are the voting results on each of the matters:

(1) Election of the entire board of directors who are as follows:


                             Total Number of Shares Voting:

                           Shares                                                       Broker
                           Voting           For            Against       Withheld       Non-Votes
-------------------------------------------------------------------------------------------------
Melvin R. Adams             549,664          549,664          0            0            0
Thomas E. Batey             549,664          549,564        100            0            0
Joyce Ewell                 549,664          549,664          0            0            0
J. Stanley Hooper           549,664          549,664          0            0            0
William E. Rowland          549,664          549,664          0            0            0
William R Sloan             549,664          549,664          0            0            0
Joseph M. Swanson           549,664          549,664          0            0            0
Olin O. Williams            549,664          549,664          0            0            0

(2) The election of Rayburn, Betts and Bates, P. C. as independent auditors for the Company was as follows:


                             Total Number of Shares Voting:

                           Shares                                                       Broker
                           Voting           For            Against       Withheld       Non-Votes
-------------------------------------------------------------------------------------------------
                          548,514         545,814                          2,700

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      (27) Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed

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

                           Murfreesboro Bancorp, Inc.
-------------------------------------------------------------------------------
                                  (Registrant)


Date May 14, 1999


By  /s/ William L. Webb
  ----------------------------
        (Signature) *
        William L. Webb,
        Principal Accounting Officer and Chief Financial Officer

*  Print the name and title of each signing officer under his or her signature.