Form 10QSB
period 1999-06-30
MURFREESBORO BANCORP INC
filed 1999-08-16
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the six month period ended JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-24161
                                                -------

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

              615 Memorial Boulevard, Murfreesboro, Tennessee 37129
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (615) 890-1111
--------------------------------------------------------------------------------
              (Registrant's telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]       NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding: 907,609 shares at August 11, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999



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

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)


                                                                               June 30,     December 31,
                                                                                 1999          1998
         ASSETS

Cash and due from banks                                                        $  1,653      $  2,402
Federal funds sold                                                                1,411         7,070
-----------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                3,064         9,472
-----------------------------------------------------------------------------------------------------
Securities available for sale                                                    15,127        20,198
Securities held to maturity                                                       8,870         6,384
-----------------------------------------------------------------------------------------------------
   Total investment securities                                                   23,997        26,582
-----------------------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $648,000 and $473,000, respectively                                        51,168        37,318
Premises and equipment, net                                                       1,983         1,605
Accrued interest receivable                                                         635           540
Other assets                                                                      1,627         1,583
Deferred tax assets                                                                 330           323
-----------------------------------------------------------------------------------------------------
   Total assets                                                                $ 82,804      $ 77,423
=====================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                       $ 68,334      $ 65,002
Securities sold under agreements to repurchase                                    5,458         3,590
Accrued interest payable                                                            202           205
Accrued expenses and other liabilities                                              231            92
-----------------------------------------------------------------------------------------------------
   Total liabilities                                                             74,225        68,889
-----------------------------------------------------------------------------------------------------

Contingencies                                                                        --            --

Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                   --            --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                      4,538         4,538
Additional paid-in capital                                                        4,530         4,530
Deficit                                                                            (420)         (546)
-----------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                  8,648         8,522
Accumulated other comprehensive income                                              (69)           12
-----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                     8,579         8,534
-----------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                  $ 82,804      $ 77,423
=====================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

                                                                              1999        1998
Interest income:
   Interest and fees on loans                                                 $1,856     $   613
   Interest on taxable investment securities                                     725         628
   Interest on federal funds sold                                                 58         108
------------------------------------------------------------------------------------------------
     Total interest income                                                     2,639       1,349
------------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                           267         315
   Interest on money market demand accounts                                      178          99
   Interest on savings deposits                                                    3           1
   Interest on certificates of deposit                                           890         447
------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                        1,338         862
   Interest on securities sold under agreement to repurchase                      63           2
------------------------------------------------------------------------------------------------
     Total interest expense                                                    1,401         864
------------------------------------------------------------------------------------------------

Net interest income                                                            1,238         485
        Provision for possible loan losses                                       175         229
------------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses              1,063         256
------------------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                                    98          36
   Other fees and commissions                                                      6           3
   Increase in cash surrender value of officers' life insurance                   38          --
   Other non-interest income                                                      25           6
------------------------------------------------------------------------------------------------
     Total non-interest income                                                   167          45
------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                                546         306
   Occupancy expenses, net                                                        35          32
   Furniture and equipment expense                                                70          39
   Other non-interest expense                                                    398         243
------------------------------------------------------------------------------------------------
     Total non-interest expense                                                1,049         620
------------------------------------------------------------------------------------------------
      Income (loss) before income taxes and cumulative effect of a change
        in accounting principle                                                  181        (319)
Income tax expense                                                                55          --
------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
        in accounting principle                                                  126        (319)
Cumulative effect of a change in accounting principle, removing
        start-up costs (no tax effect required)                                   --         (38)
------------------------------------------------------------------------------------------------
                Net income (loss)                                             $  126     $  (357)
================================================================================================
Earnings per share:
      Basic:
         Income (loss) before cumulative effect of a change
          in accounting principle                                             $ 0.14     $ (0.35)
         Cumulative effect of a change in accounting principle                    --     $ (0.04)
------------------------------------------------------------------------------------------------
                Net income (loss)                                             $ 0.14     $ (0.39)
================================================================================================
      Diluted:
         Income (loss) before cumulative effect of a change
          in accounting principle                                             $ 0.14     $ (0.35)
         Cumulative effect of a change in accounting principle                    --        (.04)
------------------------------------------------------------------------------------------------
                Net income (loss)                                             $ 0.14     $ (0.39)
================================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

                                                                          1999      1998
Interest income:
   Interest and fees on loans                                           $1,010     $  407
   Interest on taxable investment securities                               328        368
   Interest on federal funds sold                                           28         36
-----------------------------------------------------------------------------------------
     Total interest income                                               1,366        811
-----------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                     108        190
   Interest on money market demand accounts                                 99         54
   Interest on savings deposits                                              2         --
   Interest on certificates of deposit                                     458        274
-----------------------------------------------------------------------------------------
     Total interest expense on deposits                                    667        518
   Interest on securities sold under agreement to repurchase                34          2
-----------------------------------------------------------------------------------------
     Total interest expense                                                701        520
-----------------------------------------------------------------------------------------

Net interest income                                                        665        291
        Provision for possible loan losses                                  79        115
-----------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses          586        176
-----------------------------------------------------------------------------------------

Non-interest income:

   Service charges on deposits                                              51         24
   Other fees and commissions                                                4          2
   Increase in cash surrender value of officers' life insurance             19         --
   Other non-interest income                                                15          4
-----------------------------------------------------------------------------------------
     Total non-interest income                                              89         30
-----------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                          289        167
   Occupancy expenses, net                                                  18         23
   Furniture and equipment expense                                          38         20
   Other non-interest expense                                              223        140
-----------------------------------------------------------------------------------------
     Total non-interest expense                                            568        350
-----------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative effect of a change
        in accounting principle                                            107       (144)
Income tax expense                                                          34        --
-----------------------------------------------------------------------------------------
      Income (loss) before cumulative effect of a change
        in accounting principle                                             73       (144)
Cumulative effect of a change in accounting principle, removing
        start-up costs (no tax effect required)                             --        --
-----------------------------------------------------------------------------------------
                Net income (loss)                                       $   73     $ (144)
=========================================================================================
Earnings per share:
      Basic:
         Income (loss) before cumulative effect of a change
          in accounting principle                                       $ 0.08     $(0.16)
         Cumulative effect of a change in accounting principle              --        --
-----------------------------------------------------------------------------------------
                Net income (loss)                                       $ 0.08     $(0.16)
=========================================================================================
      Diluted:
         Income (loss) before cumulative effect of a change
          in accounting principle                                       $ 0.14     $(0.35)
         Cumulative effect of a change in accounting principle              --       (.04)
-----------------------------------------------------------------------------------------
                Net income (loss)                                       $ 0.14     $(0.39)
=========================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

                                                                                          1999          1998
Operating activities:
   Net income (loss)                                                                    $    126      $   (357)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Provision for loan losses                                                               175           229
     Provision for depreciation, amortization and accretion, net                              85            81
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                              (95)         (306)
        Increase in cash surrender value of officers' life insurance                         (38)           --
        Increase in deferred tax asset                                                        (7)           --
        Increase in other assets                                                              (6)           --
        Increase (decrease) in accrued interest payable                                       (3)           87
        Increase (decrease) in accrued expenses and other liabilities                        175            (9)
--------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                                        412          (275)
--------------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                              (8,043)      (11,515)
   Purchase of securities held to maturity                                                (4,501)       (5,552)
   Maturities and calls of securities available for sale                                  12,000         5,000
   Maturities and calls of securities held to maturity                                     2,000         1,250
   Proceeds from sales of securities available for sale                                      990            --
   Increase in loans, net                                                                (14,025)      (18,339)
   Additions to premises and equipment                                                      (441)          (52)
--------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                 (12,020)      (29,208)
--------------------------------------------------------------------------------------------------------------

Financing activities:
   Net increase in deposits                                                                3,332        23,625
   Net increase in securities sold under agreement to repurchase                           1,868            --
--------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               5,200        23,625
--------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                 (6,408)       (5,858)

Cash and cash equivalents at the beginning of the period                                   9,472         8,710
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of the period                                      $  3,064      $  2,852
==============================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the six months for:

        Interest                                                                        $  1,404      $    777
==============================================================================================================

Non-cash transactions:
        Stock dividend on Federal Home Loan Bank common stock                           $      3      $     --
--------------------------------------------------------------------------------------------------------------
        Increase in unrealized gain (loss) on securities available for sale, net of
         $50,000 in tax effect                                                          $    (81)     $     (6)
==============================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (UNAUDITED)

        (1) BASIS OF PRESENTATION

            The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, the results of operations for the six months ended June 30, 1999 and 1998 and changes in cash flows for the six months ended June 30, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

        (2) COMPREHENSIVE INCOME

            Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six months ended June 30, 1999 and 1998, respectively.

                                                                                 Tax     Net of
                                                                    Pre-Tax    Expense     Tax
                                                                    Amount    (Benefit)  Amount
                                                                    ------    ---------  ------
                                                                          (In thousands)
            Six months ended June 30, 1999

            Net unrealized loss on securities available for sale     $(112)     $(43)     $(69)
                                                                     -----      ----      ----
            Other comprehensive income (loss)                        $(112)     $(43)     $(69)
                                                                     =====      ====      ====

            Six months ended June 30, 1998

            Net unrealized loss on securities available for sale     $  (6)     $ --      $ (6)
                                                                     -----      ----      ----
            Other comprehensive income                               $  (6)     $ --      $ (6)
                                                                     =====      ====      ====

        (3) EARNINGS PER SHARE

            The weighted average number of common shares outstanding during the six months ended June 30, 1999 and 1998 was 907,609. The effect of dilutive common stock options was 17,800 shares for the six months ended June 30, 1999. There were no dilutive items outstanding during the six months ending June 30, 1998.

(4)      CHANGE IN ACCOUNTING PRINCIPLE

         During 1998, the Company adopted the provisions of Statement of Position 98-5 (SOP 98-5) Reporting on the Costs of Start-Up Activities. Under SOP 98-5, all start-up costs should be expensed as incurred which differed from the prior method of capitalization of such costs and amortizing using the straight-line-method over a sixty month term. In accordance with SOP 98-5, the Company expensed organizational costs of approximately $38,000 with no tax benefit recorded as a full allowance for deferred tax assets had been established as of the beginning of the six months. This change in accounting principle increased the loss per share by $0.04 for both basic and dilutive purposes.

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

SUMMARY

Net loss for the six months ended June 30, 1998 was $357,000 and the net income for the six months ended June 30, 1999 was $126,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the six months ended June 30, 1998 totaled $32,461,000, which represents 92.1% of average total assets. Earning assets totaled $51,223,000 at June 30, 1998. Average earning assets for the six months ended June 30, 1999 totaled $72,609,000, which represented 93.4% of average total assets. Earning assets totaled $77,224,000 at June 30, 1999 and $71,443,000 at December 31, 1998.

Loan Portfolio. The Company's average loans for the six months ended June 30, 1998 were $14,786,000 and for the six months ended June 30, 1999 were $44,745,000. The balance in total loans at June 30, 1998 was $23,740,000, $37,670,000 at December 31, 1998 and $51,816,000 at June 30, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $20,890,000 for the six months ended June 30, 1998 and $25,465,000 for the six months ended June 30, 1999. The portfolio totaled $25,562,000 at June 30, 1998, $26,582,000 at December 31, 1998 and $23,997,000 at June 30, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at cost. At June 30, 1998, there was no unrealized gains or losses in the "Available for Sale" portfolio and there was an unrealized loss of $112,000 at June 30, 1999. The average balance of securities "Available for Sale" during the six months ended June 30, 1998 was $18,329,000 and the balance at June 30, 1998 was $21,266,000. The average balance of securities "Held to Maturity" during the six months ended June 30, 1998 was $2,562,000 and the balance at June 30, 1998 was $4,296,000.
The average balance of securities "Available for Sale" during the six months ended June 30, 1999 was $16,523,000 and the balance at June 30, 1999 was $15,127,000. The average balance of securities "Available for Sale" during the quarter ended June 30, 1999 was $13,854,000 and $20,058,000 for the quarter ended June 30, 1998. The average balance of securities "Held to Maturity" during the six months ended June 30, 1999 was $8,942,000 and the balance at June 30, 1999 was $8,870,000. The average balance of securities "Held to Maturity" during the quarter ended June 30, 1999 was $9,035,000 and $4,104,000 for the quarter ended June 30, 1998.

Deposits. The Company's average deposits were $34,062,000 for the six months ended June 30, 1998. This included average non-interest-bearing deposits of $1,435,000, average certificates of deposit of $15,692,000, average saving deposits of $116,000 and average interest-bearing transaction accounts of $16,819,000. The Company's average deposits for the six months ended June 30, 1999 were $66,095,000. This included average non-interest-bearing deposits of $3,095,000, average certificates of deposit of $35,402,000, average savings deposits of $309,000 and average interest-bearing transaction accounts of $27,289,000. Deposits totaled $45,390,000 at June 30, 1998, $65,002,000 at
December 31, 1998 and $68,334,000 at June 30, 1999.

Capital Resources. Shareholders' equity totaled $8,579,000 at of June 30, 1999. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $420,000 and other comprehensive income in the form of an unrealized loss on securities available for sale of $69,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At June 30, 1998 and June 30, 1999, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks as well as a secured federal funds purchase line of $4,000,000. None of these lines were drawn at June 30, 1998. There was $1,500,000 of secured federal funds purchased at June 30, 1999 secured by U.S government agency securities.

Management anticipates raising $3,000,000 of additional capital in the form of subordinated convertible debentures during the third quarter of 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the six months ended June 30, 1998 totaled $485,000. This was the result of interest income of $1,349,000 and interest expense of $864,000. Interest income produced by the loan portfolio totaled $613,000, interest income on investment securities totaled $628,000, and interest income on federal funds totaled $108,000. Interest expense included $447,000 of interest expense on certificates of deposit, interest expense of $315,000 on interest-bearing transaction accounts, interest expense of $99,000 on money market demand accounts, interest expense of $1,000 on savings accounts and interest expense on securities sold under agreement to repurchase of $2,000.

Net interest income for the six months ended June 30, 1999 totaled $1,238,000. This was the result of interest income of $2,639,000 and interest expense of $1,401,000. Interest income produced by the loan portfolio totaled $1,856,000, interest income on investment securities totaled $725,000 and interest income on federal funds totaled $58,000. Interest expense included $890,000 of interest expense on certificates of deposit, interest expense of $267,000 on interest-bearing transaction accounts, interest expense of $178,000 on money market demand accounts, interest expense on savings accounts of $3,000 and interest expense on securities sold under agreement to repurchase of $63,000.

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

The net interest margin for the six months ended June 30, 1998 was 2.48%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.41% and the yield on earning assets was 6.89% for the six months ended June 30, 1998. The net interest margin for the six months ended June 30, 1999 was 3.44%. The net cost of funds for the six months ended June 30, 1999 was 3.89% and the yield on earning assets was 7.33%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 1998 was 1.56% and for the six months ended June 30, 1999 was 3.04%.

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

Management believes that the $473,000 at December 31, 1998 and $648,000 at June 30, 1999 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1998 or at June 30, 1999. Loans past due ninety days or more and still accruing interest at December 31, 1998 totaled $3,000 and $68,000 at June 30, 1999.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $45,000 for the six months ended June 30, 1998. This included $36,000 from service charges on deposit accounts, other fees of $3,000 and $6,000 of other non-interest income. There were no gains or losses on securities during the six months ended June 30, 1998.

Non-interest income totaled $167,000 for the six months ended June 30, 1999. This included $98,000 on service charge on deposit accounts, other fees of $6,000 and $25,000 of other non-interest income including brokerage income and $38,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the six months ended June 30, 1998 totaled $620,000. Salaries and employee benefits for the six months ended June 30, 1998 totaled $306,000. Occupancy expense for the six months ended June 30, 1998 totaled $32,000 while furniture and equipment expense totaled $39,000. All other non-interest expenses totaled $243,000 for the six months ended June 30, 1998. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the six months ended June 30, 1999 totaled $1,049,000. Salaries and employee benefits for the six months ended June 30, 1999 totaled $546,000. Occupancy expenses for the six months ended June 30, 1999 totaled $35,000 while furniture and equipment expenses totaled $70,000. Other non-interest expenses totaled $398,000.

Income Taxes. At December 31, 1998, the Company had net operating losses for federal and state income taxes of approximately $560,000 of which $310,000 expire in tax year 2012 for federal and state purposes. Approximately $250,000 will expire in tax year 2013 for state purposes, and in tax year 2018 for federal purposes.

For the six months ended June 30, 1999 the Company incurred income tax expenses of $55,000 for an effective tax rate of 30.39%.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended June 30, 1998 totaled $291,000. This was the result of interest income of $811,000 and interest expense of $520,000. Interest income produced by the loan portfolio totaled $407,000, interest income on investment securities totaled $368,000, and interest income on federal funds totaled $36,000. Interest expense included $274,000 of interest expense on certificates of deposit, interest expense of $190,000 on interest-bearing transaction accounts and interest expense of $54,000 on money market demand accounts.

Net interest income for the quarter ended June 30, 1999 totaled $665,000. This was the result of interest income of $1,366,000 and interest expense of $701,000. Interest income produced by the loan portfolio totaled $1,010,000, interest income on investment securities totaled $328,000 and interest income on federal funds totaled $28,000. Interest expense included $458,000 of interest expense on certificates of deposit, interest expense of $108,000 on interest-bearing transaction accounts, interest expense of $99,000 on money market demand accounts, interest expense on savings accounts of $2,000 and interest expense on securities sold under agreement to repurchase of $24,000.

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

The net interest margin for the quarter ended June 30, 1998 was 2.52%. The net cost of funds, defined as interest expense divided by average-earning assets, was 5.44% and the yield on earning assets was 7.02% for the quarter ended June 30, 1998. The net interest margin for the quarter ended June 30, 1999 was 3.62%. The net cost of funds for the quarter ended June 30, 1999 was 4.22% and the yield on earning assets was 7.43%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended June 30, 1998 was 1.64% and for the quarter ended June 30, 1999 was 3.23%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $30,000 for the quarter ended June 30, 1998. This included $24,000 from service charges on deposit accounts, other fees of $2,000 and $4,000 of other non-interest income. There were no gains or losses on securities during the quarter ended June 30, 1998.

Non-interest income totaled $89,000 for the quarter ended June 30, 1999. This included $51,000 on service charge on deposit accounts, other fees of $4,000, $15,000 of other non-interest income including brokerage income and $19,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the quarter ended June 30, 1998 totaled $350,000. Salaries and employee benefits for the quarter ended June 30, 1998 totaled $167,000. Occupancy expense for the quarter ended June 30, 1998 totaled $23,000 while furniture and equipment expense totaled $20,000. All other non-interest expenses totaled $140,000 for the quarter ended June 30, 1998. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended June 30, 1999 totaled $568,000. Salaries and employee benefits for the quarter ended June 30, 1999 totaled $289,000. Occupancy expenses for the quarter ended June 30, 1999 totaled $18,000 while furniture and equipment expenses totaled $38,000. Other non-interest expenses totaled $223,000.

Income Taxes. At December 31, 1998, the Company had net operating losses for federal and state income taxes of approximately $560,000 of which $310,000 expire in tax year 2012 for federal and state purposes.

Approximately $250,000 will expire in tax year 2013 for state purposes, and in tax year 2018 for federal purposes.

For the quarter ended June 30, 1999 the Company incurred income tax expenses of $34,000 for an effective tax rate of 31.78%.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the six months ended June 30, 1998 was (1.68%.) Return on assets for the six months ended June 30, 1999 was 0.32%. Return on assets for the quarter ended June 30, 1998 was (1.17%.) while return on assets for the quarter ended June 30, 1999 was 0.37%.

Return on equity (net income divided by average equity) for the six months ended June 30, 1998 was (8.36%.) Return on equity for the six months ended June 30, 1998 was 3.02%. Return on equity for the quarter ended June 30, 1998 was (6.71%) while return on equity for the quarter ended June 30, 1999 was 3.58%.

Equity to assets (average equity divided by average total assets) for the six months ended June 30, 1999 was 10.84%. Equity to assets for the six months ended June 30, 1998 was 20.09%. Equity to assets for the quarter ended June 30, 1998 was 17.39% while equity to assets for the quarter ended June 30, 1999 was 10.41%.

There were no dividends paid during the quarters or six months ended June 30, 1998 or 1999, so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 1999 indicated and certain other information:

                                                                             Interest    Average
                                                               Average        Income/     Yields/
                                                               Balance        Expense      Rates
                                                               -------        -------      -----
                                                                   (Fully taxable equivalent -
                                                                      dollars in thousands)
ASSETS:

Interest-earning assets:

Loans                                                           $ 44,745       $1,856       8.37%
U.S. Treasury and other U.S. government agencies                  25,465          725       5.74%
States and municipalities                                             --           --        N/A
Federal funds sold                                                 2,399           58       4.87%
Interest bearing deposits with other financial institutions           --           --        N/A
                                                                --------       ------     ------
Total interest-earning assets/interest income                     72,609        2,639       7.33%
                                                                --------       ------     ------
Cash and due from banks                                            1,489
Other assets                                                       4,191
Allowance for possible loan losses                                  (549)
                                                                --------
Total assets                                                    $ 77,740
                                                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                            $ 27,598          448       3.27%
Certificates of deposit                                           35,402          890       5.07%
Repurchase agreements                                              2,865           63       4.43%
Note payable                                                          --           --        N/A
                                                                --------       ------     ------
Total interest-bearing liabilities/interest expense               65,865        1,401       4.29%
                                                                --------       ------     ------
Non-interest-bearing demand deposits                               3,095
Other liabilities                                                    357
Shareholders' equity                                               8,423
                                                                --------
Total liabilities and shareholders' equity                      $ 77,740
                                                                ========
Net interest earnings                                                          $1,238
                                                                               ======     ======
Net interest income on interest-earning assets                                              3.44%
                                                                               ======     ======

Taxable equivalent adjustment:                                                    N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 1998 indicated and certain other information:

                                                                     Interest   Average
                                                        Average       Income/   Yields/
                                                        Balance       Expense    Rates
                                                        -------       -------    -----
                                                         (Fully taxable equivalent -
                                                            dollars in thousands)
ASSETS:

Interest-earning assets:

Loans                                                   $ 14,786       $  613     8.36%
U.S. Treasury and other U.S. government agencies          20,890          628     6.06%
States and municipalities                                     --           --      N/A
Federal funds sold                                         3,785          108     5.75%
                                                        --------       ------     ----
Total interest-earning assets/interest income             39,461        1,349     6.89%
                                                        --------       ------     ----
Cash and due from banks                                    1,156
Other assets                                               2,403
Allowance for possible loan losses                          (168)
                                                        --------
Total assets                                            $ 42,852
                                                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                    $ 16,935          415     4.94%
Certificates of deposit                                   15,692          447     5.74%
Repurchase agreements                                         39            2     5.50%
                                                        --------       ------     ----
Total interest-bearing liabilities/interest expense       32,666          864     5.33%
                                                        --------       ------     ----
Non-interest-bearing demand deposits                       1,435
Other liabilities                                            142

Shareholders' equity                                       8,609
                                                        --------
Total liabilities and shareholders' equity              $ 42,852
                                                        ========
Net interest earnings                                                  $  485
                                                                       ======
Net interest income on interest-earning assets                                    2.48%
                                                                                  ====
Taxable equivalent adjustment:                                            N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the six months ended June 30, 1998 to the six months ended June 30, 1999 (in thousands).

                                                              INCREASE     INCREASE
                                                             (DECREASE)   (DECREASE)
                                                  INCREASE     DUE TO       DUE TO
                                                 (DECREASE)     RATE        VOLUME
                                                 ----------     ----        ------
                        ASSETS

Interest earning assets:

Interest bearing deposits with other banks       $    --          --            --
Federal funds sold                                   (50)        (33)          (17)
Investment securities                                 97         (33)          130
Loans                                              1,243           1         1,242
----------------------------------------------------------------------------------
    Total interest earning assets                  1,290         (65)        1,355
----------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

Demand deposits and savings accounts                  33        (175)          208
Certificates of deposits                             259         (76)          519
Repurchase agreements                                 61          (1)           62
----------------------------------------------------------------------------------
    Total interest bearing liabilities               537        (252)          789
----------------------------------------------------------------------------------

  Total                                          $   753        (187)          566
==================================================================================

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 1999 indicated and certain other information:

                                                                                 Interest      Average
                                                                  Average         Income/      Yields/
                                                                  Balance         Expense       Rates
                                                                  -------         -------       -----
                                                           (Fully taxable equivalent - dollars in thousands)
ASSETS:

Interest-earning assets:

Loans                                                             $ 48,471         $1,010       8.36%
U.S. Treasury and other U.S. government agencies                    22,889            328       5.75%
States and municipalities                                               --             --        N/A
Federal funds sold                                                   2,357             28       4.76%
Interest bearing deposits with other financial institutions             --             --        N/A
                                                                  --------         ------       ----
Total interest-earning assets/interest income                       73,717          1,366       7.43%
                                                                  --------         ------       ----
Cash and due from banks                                              1,441
Other assets                                                         4,066
Allowance for possible loan losses                                    (599)
                                                                  --------
Total assets                                                      $ 78,625
                                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                              $ 26,788            209       3.13%
Certificates of deposit                                             36,876            458       4.98%
Repurchase agreements                                                2,987             34       4.57%
                                                                  --------         ------       ----
Total interest-bearing liabilities/interest expense                 66,651          1,701       4.22%
                                                                  --------         ------       ----
Non-interest-bearing demand deposits                                 3,368
Other liabilities                                                      425
Shareholders' equity                                                 8,181
                                                                  --------
Total liabilities and shareholders' equity                        $ 78,625
                                                                  ========
Net interest earnings                                                              $  665
                                                                                   ======
Net interest income on interest-earning assets                                                  3.62%
                                                                                                ====

Taxable equivalent adjustment:                                                        N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 1998 indicated and certain other information:

                                                                                 Interest      Average
                                                                  Average         Income/      Yields/
                                                                  Balance         Expense       Rates
                                                                  -------         -------       -----
                                                           (Fully taxable equivalent - dollars in thousands)
Assets:

Interest-earning assets:

Loans                                                     $ 19,697         $407       8.29%
U.S. Treasury and other U.S. government agencies            24,162          368       6.19%
States and municipalities                                       --           --        N/A
Federal funds sold                                           2,476           36       5.83%
                                                          --------         ----       ----
Total interest-earning assets/interest income               46,335          811       7.02%
                                                          --------         ----       ----
Cash and due from banks                                      1,378
Other assets                                                 2,022
Allowance for possible loan losses                            (226)
                                                          --------
Total assets                                              $ 49,509
                                                          ========         ====       ====


Liabilities and shareholders' equity:

Interest-bearing liabilities:

Demand deposits and savings accounts                      $ 19,347          244       5.06%
Certificates of deposit                                     19,303          274       5.69%
Repurchase agreements                                           77            2       6.50%
                                                          --------         ----       ----
Total interest-bearing liabilities/interest expense         38,727          520       5.39%
                                                          --------         ----       ----
Non-interest-bearing demand deposits                         1,716
Other liabilities                                              457

Shareholders' equity                                         8,609
                                                          --------
Total liabilities and shareholders' equity                $ 49,509
                                                          ========
Net interest earnings                                                      $271
                                                                           ====
Net interest income on interest-earning assets                                        2.52%
                                                                                      ====

Taxable equivalent adjustment:                                              N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 (in thousands).

                                                              INCREASE     INCREASE
                                                             (DECREASE)   (DECREASE)
                                                  INCREASE     DUE TO       DUE TO
                                                 (DECREASE)     RATE        VOLUME
                                                 ----------     ----        ------
                        ASSETS

Interest-earning assets:

Interest bearing deposits with other banks        $  --           --           --
Federal funds sold                                   (8)          (7)          (1)
Investment securities                               (40)         (27)         (13)
Loans                                               603           (1)         604
---------------------------------------------------------------------------------
    Total interest earning assets                   555          (35)         590
---------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

  Demand deposits and savings accounts              (35)         (95)          60
 Certificates of deposits                           184          (50)         234
 Repurchase agreements                               32           (2)          34
---------------------------------------------------------------------------------
    Total interest bearing liabilities              181         (147)         328
---------------------------------------------------------------------------------

  Total                                           $ 374          112          262
=================================================================================

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at June 30, 1999 and December 31, 1998 (in thousands):

                                                             June 30,      December 31,
                                                               1999           1998
                                                              -------        -------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                    $ 3,142        $ 2,567
U. S. Government and states and political subdivisions             --             --
Certified and official checks                                     549            389
                                                              -------        -------
Total non-interest-bearing deposits                             3,691          2,956
                                                              -------        -------
Interest-bearing deposits:
Interest-bearing demand accounts                               25,658         29,557
Saving accounts                                                   362            221
Certificates of deposit, less than $100,000                    27,428         23,752
Certificates of deposit, $100,000 or greater                   11,195          8,516
                                                              -------        -------
Total interest-bearing deposits                                64,643         62,046
                                                              -------        -------
Total deposits                                                $68,334        $65,002
                                                              =======        =======


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the six months ended June 30, 1999 and the year ended December 31, 1998 (dollars in thousands):

                                            Six months Ended             Year Ended
                                             June 30, 1999             December 31,1998
                                             -------------             ----------------

Non-interest-bearing deposits           $ 3,095            N/A      $ 1,803            N/A
Interest-bearing demand deposits         27,289           3.28%      22,400           4.96%
Savings accounts                            309           2.08%         160           2.51%
Certificates of deposit                  35,402           5.07%      21,174           5.64%
                                        -------        -------      -------        -------
Total deposits                          $66,095           4.08%     $45,537           5.08%
                                        =======        =======      =======        =======


At December 31, 1998, certificates of deposits greater than $100,000 aggregated approximately $8,516,000. The following table indicates, as of December 31, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                       3 Months        3 to 12      1 to 5        Over 5
                                        or less        Months        Years         Years
                                        -------        ------        -----         -----
Certificates of deposit                 $ 1,722        $ 5,794      $ 1,000             --
                                        =======        =======      =======        =======

At June 30, 1999, certificates of deposits greater than $100,000 aggregated approximately $11,195,000. The following table indicates, as of June 30, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                       3 Months        3 to 12      1 to 5        Over 5
                                        or less        Months        Years         Years
                                        -------        ------        -----         -----
Certificates of deposit                 $ 4,219        $ 5,476        1,500             --
                                        =======        =======      =======        =======

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at June 30, 1999 and December 31, 1998 (in thousands):

                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------

Interest-bearing deposits with banks            $    --            $    --
Investment securities                            23,997             26,582
Federal funds sold                                1,411              7,070
Loans:
Real estate                                      34,787             23,256
Commercial and other                             17,029             14,414
                                                -------            -------
Total loans                                      51,816             37,670
                                                -------            -------
Interest-earning assets                         $77,224            $71,322
                                                =======            =======


INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At June 30, 1999, approximately $15,127,000 of investment securities was classified as available for sale and at December 31, 1998, approximately $20,198,000 of investment securities was classified as available for sale. Approximately $69,000 of unrealized loss (net of tax) and $12,000 of unrealized gain (net of tax) was included in shareholders' equity related to the available for sale investment securities as of June 30, 1999 and December 31, 1998, respectively. There was $8,870,000 and $6,384,000 of securities at June 30, 1999 and December 31, 1998 classified as held to maturity, respectively.

At June 30, 1999 as well as December 31, 1998, obligations of the United States Government or its agencies represented 100% of the total investment debt portfolio. The Company acquired restricted stock in the Federal Home Loan Bank of Cincinnati during 1998. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1998 (in thousands):

                                                  Amortized           Estimated
                                                     Cost             Fair Value
                                                     ----             ----------
AVAILABLE FOR SALE:
U.S. Treasury                                       $    --            $    --
U.S. Government agencies                             20,016             20,035
States and political subdivisions                        --                 --
Other securities                                         --                 --
                                                    -------            -------
Total available for sale debt securities             20,016             20,035
Federal Home Loan Bank stock                            163                163
                                                    -------            -------
Total available for sale                             20,179             20,198
                                                    =======            =======

HELD TO MATURITY:
U.S. Treasury                                            --                 --
U.S. Government agencies                              6,384              6,422
States and political subdivisions                        --                 --
Other securities                                         --                 --
                                                    -------            -------
Total held to maturity                                6,384              6,422
                                                    =======            =======
Total investment portfolio                          $26,563            $26,620
                                                    =======            =======

At June 30, 1999, obligations of the United States Government or its agencies represented 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at June 30, 1999 (in thousands):

                                                  Amortized           Estimated
                                                     Cost             Fair Value
                                                     ----             ----------
AVAILABLE FOR SALE:
U.S. Treasury                                       $    --            $    --
U.S. Government agencies                             15,003             14,891
States and political subdivisions                        --                 --
Other securities                                         --                 --
                                                    -------            -------
Total available for sale - debt securities           15,003             14,891
                                                    -------            -------
Federal Home Loan Bank Stock                            236                236
                                                    -------            -------
Total available for sale                            $15,239            $15,127
                                                    =======            =======
HELD TO MATURITY:
U.S. Treasury                                            --                 --
U.S. Government agencies                              8,870              8,730
States and political subdivisions                        --                 --
Other securities                                         --                 --
                                                    -------            -------
Total held to maturity                                8,870              8,730
                                                    =======            =======
Total investment portfolio                          $24,109            $23,857
                                                    =======            =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at June 30, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                 Amortized       Estimated        Weighted
                                                   Cost          Fair Value    Average Yield
                                                   ----          ----------    -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                    $    --         $    --         N/A
U.S. Government agencies:
Due within 1 year                                       --              --         N/A
Due after 1 year but within 5 years                 12,993          12,903         5.59%
Due after 5 years but within 10 years                2,010           1,988         6.18%
Due after 10 years                                      --              --         N/A
                                                   -------         -------         ----
Total                                               15,003          14,891         5.52%
                                                   -------         -------         ----
States and political subdivisions                       --              --         N/A
Other                                                   --              --         N/A
                                                   -------         -------         ----
Total investments available for sale-debt           15,003          14,891         5.52%
                                                   =======         =======         ====
HELD TO MATURITY:
U.S. Treasuries                                         --              --         N/A
U.S. Government agencies:
Due within 1 year                                       --              --         N/A
Due after 1 year but within 5 years                  1,502           1,502         5.93%
Due after 5 years but within 10 years                4,882           4,920         6.17%
Due after 10 years                                      --              --         N/A
                                                   -------         -------         ----
Total                                                8,870           8,730         5.98%
                                                   -------         -------         ----
States and political subdivisions                       --              --         N/A
Other                                                   --              --         N/A
                                                   -------         -------         ----
Total held to maturity                               8,870           8,730         5.98%
                                                   =======         =======         ====
Total investment portfolio-debt securities         $23,873         $23,621         5.73%
                                                   =======         =======         ====

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1998. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                 Amortized       Estimated        Weighted
                                                   Cost          Fair Value    Average Yield
                                                   ----          ----------    -------------
AVAILABLE FOR SALE:

U.S. Treasuries                                    $    --         $    --         N/A
U.S. Government agencies:
Due within 1 year                                    4,000           3,993         5.05%
Due after 1 year but within 5 years                 15,002          15,011         5.61%
Due after 5 years but within 10 years                1,014           1,031         6.18%
Due after 10 years                                      --              --         N/A
                                                   -------         -------         ----
Total                                               20,016          20,035         5.52%
                                                   -------         -------         ----
States and political subdivisions                       --              --         N/A
Other                                                   --              --         N/A
                                                   -------         -------         ----
Total investments available for sale-debt
   secur                                            20,016          20,035         5.52%
                                                   =======         =======         ====
HELD TO MATURITY:
U.S. Treasuries                                         --              --         N/A
U.S. Government agencies:
Due within 1 year                                       --              --         N/A
Due after 1 year but within 5 years                  1,502           1,502         5.77%
Due after 5 years but within 10 years                4,882           4,920         6.07%
Due after 10 years                                      --              --         N/A
                                                   -------         -------         ----
Total                                                6,384           6,422         6.00%
                                                   -------         -------         ----
States and political subdivisions                       --              --         N/A
Other                                                   --              --         N/A
                                                   -------         -------         ----
Total held to maturity                               6,384           6,422         6.00%
                                                   =======         =======         ====
Total investment portfolio-debt securities         $26,400         $26,457         5.64%
                                                   =======         =======         ====

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 (dollars in thousands).

                                                                                       Percent of
                                                                 Balance               Total Loans
                                                                 -------               -----------
Real estate loans:
Construction and land development                            $     1,286                    3.4%
Secured by residential properties                                 12,307                   32.7%
Secured by commercial real estate                                  9,663                   25.7%
------------------------------------------------------------------------------------------------
Total real estate loans                                           23,256                   61.8%
------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    7,789                   20.7%
Other consumer loans                                               6,625                   17.5%
------------------------------------------------------------------------------------------------
Total loans                                                       37,670                  100.0%
Unamortized (discounts) premiums and
  net deferred loan costs                                            121                   N/A

Allowance for possible loan losses                                  (473)                  N/A
------------------------------------------------------------------------------------------------
Net loans                                                        $37,318                   N/A
================================================================================================


The following table sets forth the composition of the Company's loan portfolio at June 30, 1999 (dollars in thousands).

                                                                                      Percent of
                                                                Balance               Total Loans
                                                                -------               -----------
Real estate loans:
Construction and land development                              $   1,696                    3.3%
Secured by residential properties                                 18,881                   36.4%
Secured by commercial real estate                                 14,210                   27.4%
------------------------------------------------------------------------------------------------
Total real estate loans                                           34,787                   67.1%
------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    7,744                   14.9%
Other consumer loans                                               9,285                   18.0%
------------------------------------------------------------------------------------------------
Total loans                                                       51,816                  100.0%
Allowance for possible loan losses                                  (648)                  N/A
-------------------------------------------------------------------------------------------------
Net loans                                                        $51,168                   N/A
=================================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1998 (in thousands).

                                                                  Maturity Range
                                              -------------------------------------------------------
                                              One Year        One Through        Over
                                               or Less        Five Years      Five Years       Total
                                               -------        ----------      ----------       -----
LOAN MATURITY:
Real estate construction loans                 $ 1,188         $    98         $   --         $ 1,286
Real estate mortgage loans                       8,106          13,155            709          21,970
Commercial and industrial loans                  3,134           3,924            731           7,789
All other loans                                  2,159           4,018            448           6,625
                                               -------         -------         ------         -------
Total loans                                    $14,587         $21,195         $1,888         $37,670
                                               =======         =======         ======         =======
LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                   $ 5,598         $ 4,724         $1,434         $11,756
Floating or adjustable interest  rates           8,989          16,471            454          25,914
                                               -------         -------         ------         -------
Total                                          $14,587         $21,195         $1,888         $37,670
                                               =======         =======         ======         =======


The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at June 30, 1999 (in thousands).

                                                                  Maturity Range
                                              -------------------------------------------------------
                                              One Year        One Through        Over
                                               or Less        Five Years      Five Years       Total
                                               -------        ----------      ----------       -----
Loan maturity:
Real estate construction loans                $ 1,213         $   483         $   --         $ 1,696
Real estate mortgage loans                      7,976          24,670            342          33,091
Commercial and industrial loans                 1,565           5,463            716           7,744
All other loans                                 2,142           6,013          1,231           9,285
                                              -------         -------         ------         -------
Total loans                                   $12,896         $36,631         $2,289         $51,816
                                              =======         =======         ======         =======
Loan interest rate sensitivity:
Predetermined interest rates                  $ 3,431         $10,108         $2,289         $15,828
Floating or adjustable interest rates           9,465          26,523             --          35,988
                                              -------         -------         ------         -------
Total                                         $12,896         $36,631         $2,289         $51,816
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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $648,000 as of June 30, 1999 or 1.25% of loans outstanding. The allowance for possible loan losses was $473,000 as of December 31, 1998, or 1.25% of loans outstanding. No loans were charged-off (nor any recoveries made) during 1999. The provision for possible loan losses charged against earnings during 1999 was $175,000. Loans totaling $1,000 were charged-off (with no recoveries made) during the year ended December 31, 1998. The provision for possible loan losses charged against earnings during the year ended December 31, 1998 was $406,000.

There were no non-performing loans of the Company on at June 30, 1999 or at December 31, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at June 30, 1999 or at December 31, 1998. There was $3,000 of loans past due ninety or more days at December 31, 1998 and still accruing interest and $68,000 of loans past due ninety or more days at June 30, 1999 and still accruing interest.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank are subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 1998 was 51.1% and for the six months ended June 30, 1999 was 67.7%.

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

The following table gives the various capital ratios and balances at June 30, 1999 and December 31, 1998 (dollars in thousands) for the Company:

                                                 June 30,        December 31,
                                                   1999             1998
                                                  -------          -------
CAPITAL:
Tier I capital:
Shareholders' equity                              $ 8,648          $ 8,522
Less excess tax assets                                330              323
                                                  -------          -------
Total Tier I capital                                8,318            8,199
                                                  -------          -------
Tier II capital:
Qualifying debt-
Qualifying allowance for loan losses                  648              473
                                                  -------          -------
Total Tier II capital                                 648              473
                                                  -------          -------
Total capital                                     $ 8,966          $ 8,672
                                                  =======          =======
Risk-adjusted assets                              $63,510          $47,883
                                                  =======          =======
Quarterly average assets                          $78,625          $76,255
                                                  =======          =======
RATIOS:
Tier I capital to risk-adjusted assets               13.1%            17.1%
Tier II capital to risk-adjusted assets               1.0%             1.0%
Total capital to risk-adjusted assets                14.1%            18.1%
Leverage -- Tier I capital to quarterly
    average assets less excess tax assets            10.6%            10.8%

The following table gives the various capital ratios and balances at June 30, 1999 and at December 31, 1998 (dollars in thousands) for the Bank:

                                                 June 30,       December 31,
                                                   1999             1998
                                                  -------          -------
CAPITAL:
Tier I capital:
Shareholders' equity                              $ 8,504          $ 8,356
Less excess tax assets                                268              261
                                                  -------          -------
Total Tier I capital                                8,236            8,095
                                                  -------          -------
Tier II capital:
Qualifying debt                                        --               --
Qualifying allowance for loan losses                  648              473
                                                  -------          -------
Total Tier II capital                                 648              473
                                                  -------          -------
Total capital                                     $ 8,884          $ 8,568
                                                  =======          =======
Risk-adjusted assets                              $63,434          $47,862
                                                  =======          =======
Quarterly average assets                          $76,587          $76,255
                                                  =======          =======
RATIOS:
Tier I capital to risk-adjusted assets               13.0%            16.9%
Tier II capital to risk-adjusted assets               1.0%             1.0%
Total capital to risk-adjusted assets                14.0%            17.9%
Leverage -- Tier I capital to quarterly
    Average assets less excess tax assets            10.8%            10.6%

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

On June 30, 1999 and December 31, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

The average balance for short-term borrowings of the Company was less than 30% of shareholders' equity at June 30, 1999 and December 31, 1998.

PROPERTY ACQUISITIONS:

During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The cost of this renovation and construction and related furnishings is estimated at $2,000,000. In addition, the Bank has entered into a contract to purchase land and a commercial building to use as a branch. Cost of acquiring the property and improvements that need to be made for the building to be utilized as a branch are anticipated to approximate $650,000. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from twenty-eight at December 31, 1998 to thirty-two at June 30, 1999.

The Company anticipates increasing the number of employees during 1999 to approximately thirty-eight employees to service the anticipated loan and deposit growth and related support services as well as the branch during the next twelve months. When the proposed new building is completed, additional employees will be added during the year 2000 beginning with the second six months.

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

(b) No reports on Form 8-K have been filed during the six months for which this report is filed

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date August 12, 1999
    -------------------------------


By /s/ William L. Webb
   --------------------------------
        (Signature) *
        William L. Webb,
        Principal Accounting Officer and Chief Financial Officer

*  Print the name and title of each signing officer under his or her signature.