Form 10QSB
period 1999-09-30
MURFREESBORO BANCORP INC
filed 1999-11-15
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the nine month period ended September 30, 1999
                                               ------------------

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

Common stock outstanding: 907,609 shares at November 12, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999


                                 C O N T E N T S


                                                                          Page
                                                                         Number
                                                                         ------

Consolidated Balance Sheets ..............................................  2

Consolidated Statements of Operations .................................... 3-4

Consolidated Statements of Cash Flows ....................................  5

Notes to Consolidated Financial Statements ............................... 6-8


                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                       (Tabular amounts are in thousands)



         ASSETS                                                    (Unaudited)
                                                                  September 30,      December 31,
                                                                      1999               1998
                                                                      ----               ----
Cash and due from banks                                            $ 1,498             $ 2,402
Federal funds sold                                                   7,169               7,070
----------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                   8,667               9,472
----------------------------------------------------------------------------------------------
Securities available for sale                                       14,093              20,198
Securities held to maturity                                          8,865               6,384
----------------------------------------------------------------------------------------------
   Total investment securities                                      22,958              26,582
----------------------------------------------------------------------------------------------
Loans, less allowance for possible loan losses
   of $707,000 and $473,000, respectively                           55,859              37,318
Premises and equipment, net                                          3,087               1,605
Accrued interest receivable                                            662                 540
Other assets                                                         1,663               1,583
Deferred tax assets                                                    209                 323
----------------------------------------------------------------------------------------------
   Total assets                                                    $93,105             $77,423
==============================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                           $75,385             $65,002
Securities sold under agreements to repurchase                       5,573               3,590
Accrued interest payable                                               247                 205
Accrued expenses and other liabilities                                 251                  92
Convertible debentures                                               2,975                  --
----------------------------------------------------------------------------------------------
Total liabilities                                                   84,431              68,889
----------------------------------------------------------------------------------------------

Contingencies                                                           --                  --

Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000
   shares authorized, no shares issued or outstanding                   --                  --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                         4,538               4,538
Additional paid-in capital                                           4,530               4,530
Deficit                                                               (305)               (546)
-----------------------------------------------------------------------------------------------
   Realized shareholders' equity                                     8,763               8,522
Accumulated other comprehensive income                                 (89)                 12
----------------------------------------------------------------------------------------------
   Total shareholders' equity                                        8,674               8,534
----------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                      $93,105             $77,423
==============================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
           (Tabular amounts are in thousands except per share amounts)


                                                                        1999                1998
Interest income:
   Interest and fees on loans                                          $3,009              $1,200
   Interest on taxable investment securities                            1,062               1,002
   Interest on federal funds sold                                         112                 188
-------------------------------------------------------------------------------------------------
     Total interest income                                              4,183               2,390
-------------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                    349                 555
   Interest on money market demand accounts                               295                 170
   Interest on savings deposits                                             5                   3
   Interest on certificates of deposit                                  1,469                 805
-------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                 2,118               1,533
   Interest on securities sold under agreement to repurchase              109                  26
-------------------------------------------------------------------------------------------------
     Total interest expense                                             2,227               1,559
-------------------------------------------------------------------------------------------------

Net interest income                                                     1,956                 831
        Provision for possible loan losses                                237                 335
-------------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses       1,719                 496
-------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges on deposits                                            159                  82
   Other fees and commissions                                               8                   8
   Increase in cash surrender value of officers' life insurance            56                  --
   Gain on sale of investment securities                                    2                  --
   Other non-interest income                                               34                  15
-------------------------------------------------------------------------------------------------
     Total non-interest income                                            259                 105
-------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                         867                 487
   Occupancy expenses, net                                                 54                  54
   Furniture and equipment expense                                        109                  62
   Other non-interest expense                                             571                 398
-------------------------------------------------------------------------------------------------
     Total non-interest expense                                         1,601               1,001
-------------------------------------------------------------------------------------------------
      Income (loss) before income taxes and cumulative
        effect of a change in accounting principle                        377                (400)
Income tax expense                                                        121                  --
-------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of a change
        in accounting principle                                           256                (400)
Cumulative effect of a change in accounting principle, removing
        start-up costs (no tax effect required)                            --                 (38)
--------------------------------------------------------------------------------------------------
                Net income (loss)                                      $ 256               $(438)
==================================================================================================
Earnings per share:
      Basic:
         Income (loss) before cumulative effect of a change
          in accounting principle                                      $ 0.28              $(0.44)
         Cumulative effect of a change in accounting principle             --              $(0.04)
--------------------------------------------------------------------------------------------------
                Net income (loss)                                      $ 0.28              $(0.48)
==================================================================================================
      Diluted:
         Income (loss) before cumulative effect of a change
          in accounting principle                                      $ 0.28              $(0.44)
         Cumulative effect of a change in accounting principle             --                (.04)
--------------------------------------------------------------------------------------------------
                Net income (loss)                                      $ 0.28              $(0.48)
==================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
           (Tabular amounts are in thousands except per share amounts)



                                                                          1999                1998
Interest income:
   Interest and fees on loans                                            $1,153              $  587
   Interest on taxable investment securities                                337                 374
   Interest on federal funds sold                                            54                  80
---------------------------------------------------------------------------------------------------
     Total interest income                                                1,544               1,041
---------------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                       83                 241
   Interest on money market demand accounts                                 116                  71
   Interest on savings deposits                                               2                   1
   Interest on certificates of deposit                                      579                 358
---------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                     780                 671
   Interest on securities sold under agreement to repurchase                 46                  24
---------------------------------------------------------------------------------------------------
     Total interest expense                                                 826                 695
---------------------------------------------------------------------------------------------------

Net interest income                                                         718                 346
        Provision for possible loan losses                                   62                 106
---------------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses           656                 240
---------------------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                               61                  46
   Other fees and commissions                                                 2                   4
   Increase in cash surrender value of officers' life insurance              18                  --
   Gain on sale of investment securities                                      2                  --
   Other non-interest income                                                  9                   9
---------------------------------------------------------------------------------------------------
     Total non-interest income                                               92                  59
---------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                           321                 181
   Occupancy expenses, net                                                   19                  22
   Furniture and equipment expense                                           39                  23
   Other non-interest expense                                               173                 154
---------------------------------------------------------------------------------------------------
     Total non-interest expense                                             552                 380
----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           196                 (81)
Income tax expense                                                           66                  --
---------------------------------------------------------------------------------------------------
                Net income (loss)                                        $  130              $  (81)
====================================================================================================

Earnings per share:
         Basic net income (loss)                                         $ 0.14              $(0.09)
====================================================================================================

         Diluted net income (loss)                                       $ 0.14              $(0.09)
====================================================================================================





See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)



                                                                                  1999               1998
Operating activities:
   Net income (loss) before cumulative effect of a
     change in accounting principle                                           $    256            $   (438)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Provision for loan losses                                                     237                 335
     Provision for depreciation, amortization and accretion, net                   134                 119
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                   (122)               (385)
        Increase in cash surrender value of officers' life insurance               (80)                 --
        Increase in deferred tax asset                                              (7)                 --
        Increase in other assets                                                   (80)                 (5)
        Increase (decrease) in accrued interest payable                             42                 110
        Increase in accrued expenses and other liabilities                         280                  29
-----------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                              747                (235)
-----------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                    (8,043)            (11,515)
   Purchase of securities held to maturity                                      (4,501)             (7,405)
   Maturities and calls of securities available for sale                        14,267               8,250
   Maturities and calls of securities held to maturity                           2,000               1,500
   Proceeds from sales of securities available for sale                            990                  --
   Increase in loans, net                                                      (18,775)            (26,845)
   Additions to premises and equipment                                          (1,579)                (99)
-----------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                       (16,893)            (36,114)
-----------------------------------------------------------------------------------------------------------

Financing activities:
   Sale of convertible debentures                                                2,975                  --
   Net increase in deposits                                                     10,383              46,795
   Net increase in securities sold under agreement to repurchase                 1,983               4,650
----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                    15,341              51,445
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (805)             15,096

Cash and cash equivalents at the beginning of the period                         9,472               8,710
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of the period                            $  8,667            $ 23,806
==========================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the nine months for:
        Interest                                                              $  2,185            $  1,174
==========================================================================================================

Non-cash transactions:
        Stock dividend on Federal Home Loan Bank common stock                 $     12            $     --
----------------------------------------------------------------------------------------------------------
        Increase in unrealized gain (loss) on securities
        available for sale, net of $23,000 and $50,000 in tax effect          $   (108)           $    (82)
==========================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

        (1) BASIS OF PRESENTATION

            The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of operations for the nine months ended September 30, 1999 and 1998, the results of operations for the quarters ended September 30, 1999 and 1998, comprehensive income for the nine months ended September 30, 1999 and 1998, comprehensive income for the quarters ended September 30, 1999 and 1998 and changes in cash flows for the nine months ended September 30, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

       (2)  COMPREHENSIVE INCOME

            Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 1999 and 1998, respectively.


                                                                                    Tax      Net of
                                                                       Pre-Tax    Expense     Tax
                                                                       Amount    (Benefit)   Amount
                                                                       ------    ---------   ------
                                                                              (In thousands)
            Nine months ended September 30, 1999

            Net unrealized loss on securities available for sale        $(132)     $(43)       $(89)
                                                                        -----      ----        ----
            Other comprehensive income (loss)                           $(132)     $(43)       $(89)
                                                                        -----      ----        ----

            Nine months ended September 30, 1998

            Net unrealized loss on securities available for sale        $ (73)     $ --        $(73)
                                                                        -----      ----        ----
            Other comprehensive income                                  $ (73)     $ --        $(73)
                                                                        =====      ====        ====


       (3)  EARNINGS PER SHARE

            The weighted average number of common shares outstanding during the nine months ended September 30, 1999 and 1998 was 907,609. The effect of dilutive common stock options was 17,800 shares for the nine months ended September 30, 1999. There were no dilutive items outstanding during the nine months ending September 30, 1998.

       (4) CHANGE IN ACCOUNTING PRINCIPLE

           During 1998, the Company adopted the provisions of Statement of Position 98-5 (SOP 98-5) Reporting on the Costs of Start-Up Activities. Under SOP 98-5, all start-up costs should be expensed as incurred which differed from the prior method of capitalization of such costs and amortizing using the straight-line-method over a sixty-month term. In accordance with SOP 98-5, the Company expensed organizational costs of approximately $38,000 with no tax benefit recorded as a full allowance for deferred tax assets had been established as of the beginning of the nine months. This change in accounting principle increased the loss per share by $0.04 for both basic and dilutive purposes.

       (5) YEAR 2000 COMPUTER ISSUE

           The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize the date as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The Corporation has completed the Awareness, Assessment, and Renovation phases and is currently in the process of validating its core processing systems for Year 2000 readiness. At this time, it is not expected that expenses to address year 2000 issues will materially impact future operating results.

           The following section contains forward-looking statements, which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.

           Company's State of Readiness

           Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). If not corrected, some computer applications could fail or create erroneous results by or at the Year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day-to-day business activities. The extent of the potential impact of the Year 2000 Problem in not yet known, and if not timely corrected, it could affect the global economy.

           Management has assessed the extent of vulnerability of the Bank's computer systems to the problem. The Company entered into a contract with Financial Data Technologies, Inc. (FiData) of Franklin, Tennessee to handle data processing functions. FiData uses Information Technology, Inc. (ITI) software and a Unisys mainframe computer. Management studied ITI and FiData's Year 2000 preparation when selecting a data processor. Unisys and ITI have been doing internal testing of their equipment and FiData is presently testing their computer system using the Bank's data. Management performed testing in 1998 and 1999 and plans further testing in 1999.

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

           Contingency Plans

           Management, in conjunction with its Year 2000 and Disaster Recovery consultants, has modified its disaster recover plans to include the response to a Year 2000 problem in a most likely worst case scenario. The Company's preliminary contingency plans involve the use of manual labor to compensate for the loss temporary of certain automated computer systems or third party vendors.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net loss for the nine months ended September 30, 1998 was $438,000 and the net income for the nine months ended September 30, 1999 was $256,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the nine months ended September 30, 1998 totaled $45,992,000, which represents 94.4% of average total assets. Earning assets totaled $78,765,000 at September 30, 1998. Average earning assets for the nine months ended September 30, 1999 totaled $75,505,000, which represented 93.6% of average total assets. Earning assets totaled $86,693,000 at September 30, 1999 and $71,443,000 at December 31, 1998.

Loan Portfolio. The Company's average loans for the nine months ended September 30, 1998 were $19,306,000 and for the nine months ended September 30, 1999 were $47,737,000. The balance in total loans at September 30, 1998 was $32,246,000, $37,670,000 at December 31, 1998, and $56,566,000 at September 30, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $22,307,000 for the nine months ended September 30, 1998 and $24,729,000 for the nine months ended September 30, 1999. The portfolio totaled $23,983,000 at September 30, 1998, $26,582,000 at December 31, 1998, and $22,958,000 at
September 30, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized cost. At September 30, 1998, there was unrealized loss of $73,000 in the "Available for Sale" portfolio and there was an unrealized loss of $132,000 at September 30, 1999. The average balance of securities "Available for Sale" during the nine months ended September 30, 1998 was $19,074,000 and the balance at September 30, 1998 was $18,089,000. The average balance of securities "Held to Maturity" during the nine months ended September 30, 1998 was $3,233,000 and the balance at September 30, 1998 was $5,894,000. The average balance of securities "Available for Sale" during the nine months ended September 30, 1999 was $15,812,000 and the balance at September 30, 1999 was $14,093,000. The average balance of securities "Available for Sale" during the quarter ended September 30, 1999 was $14,390,000 and $20,564,000 for the quarter ended September 30, 1998. The average balance of securities "Held to Maturity" during the nine months ended September 30, 1999 was $8,917,000 and the balance at September 30, 1999 was $8,865,000. The average balance of securities "Held to Maturity" during the quarter ended September 30, 1999 was $8,867,000 and $4,577,000 for the quarter ended September 30, 1998.

Deposits. The Company's average deposits were $39,334,000 for the nine months ended September 30, 1998. This included average non-interest-bearing deposits of $1,313,000, average certificates of deposit of $18,741,000, average saving deposits of $143,000 and average interest-bearing transaction accounts of $19,137,000. The Company's average deposits for the nine months ended September 30, 1999 were $66,095,000. This included average non-interest-bearing deposits of $3,095,000, average certificates of deposit of $35,402,000, average savings deposits of $338,000 and average interest-bearing transaction accounts of $26,330,000. Deposits totaled $68,560,000 at September 30, 1998, $65,002,000 at December 31, 1998, and $75,385,000 at September 30, 1999.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) on September 29, 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures begin accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%.

Capital Resources. Shareholders' equity totaled $8,674,000 at of September 30, 1999. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $305,000 and other comprehensive income in the form of an unrealized loss on securities available for sale of $89,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At September 30, 1998 and September 30, 1999, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks as well as a secured federal funds purchase line of $4,000,000. None of these lines were drawn at September 30, 1999.

The Company raised $3,000,000 of additional capital in the form of subordinated convertible debentures during the third quarter of 1999. This amount will be reduced by approximately $25,000 of offering costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the nine months ended September 30, 1998 totaled $831,000. This was the result of interest income of $2,390,000 and interest expense of $1,559,000. Interest income produced by the loan portfolio totaled $1,200,000, interest income on investment securities totaled $1,002,000, and interest income on federal funds totaled $188,000. Interest expense included $805,000 of interest expense on certificates of deposit, interest expense of $728,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts and interest expense on securities sold under agreement to repurchase of $26,000.

Net interest income for the nine months ended September 30, 1999 totaled $1,956,000. This was the result of interest income of $4,183,000 and interest expense of $2,227,000. Interest income produced by the loan portfolio totaled $3,009,000, interest income on investment securities totaled $1,062,000 and interest income on federal funds totaled $112,000. Interest expense included $1,469,000 of interest expense on certificates of deposit, interest expense of $649,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts and interest expense on securities sold under agreement to repurchase of $109,000.

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

The net interest margin for the nine months ended September 30, 1998 was 2.42%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.51% and the yield on earning assets was 6.95% for the nine months ended September 30, 1998. The net interest margin for the nine months ended September 30, 1999 was 3.45%. The net cost of funds for the nine months ended September 30, 1999 was 3.96% and the yield on earning assets was 7.41%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 1998 was 1.56% and for the nine months ended September 30, 1999 was 3.04%.

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

The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality, and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

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

Management believes that the $473,000 at December 31, 1998 and $707,000 at September 30, 1999 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1998 or at September 30, 1999. Loans past due ninety days or more and still accruing interest at December 31, 1998 totaled $3,000 and $151,000 at September 30, 1999.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $105,000 for the nine months ended September 30, 1998. This included $82,000 from service charges on deposit accounts, other fees of $8,000 and $15,000 of other non-interest income. There were no gains or losses on securities during the nine months ended September 30, 1998.

Non-interest income totaled $259,000 for the nine months ended September 30, 1999. This included $159,000 on service charge on deposit accounts, $8,000 of other fees, $34,000 of other non-interest income including brokerage income, $56,000 from the increase in the cash surrender value of the officer's life insurance and a $2,000 gain on sale of investment securities.

Non-interest Expenses. Non-interest expense for the nine months ended September 30, 1998 totaled $1,001,000. Salaries and employee benefits for the nine months ended September 30, 1998 totaled $487,000. Occupancy expense for the nine months ended September 30, 1998 totaled $54,000 while furniture and equipment expense totaled $62,000. All other non-interest expenses totaled $398,000 for the nine months ended September 30, 1998. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the nine months ended September 30, 1999 totaled $1,601,000. Salaries and employee benefits for the nine months ended September 30, 1999 totaled $867,000. Occupancy expenses for the nine months ended September 30, 1999 totaled $54,000 while furniture and equipment expenses totaled $109,000. Other non-interest expenses totaled $571,000. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Income Taxes. At December 31, 1998, the Company had net operating losses for federal and state income taxes of approximately $560,000 of which $310,000 expire in tax year 2012 for federal and state purposes. Approximately $250,000 will expire in tax year 2013 for state purposes and in tax year 2018 for federal purposes.

For the nine months ended September 30, 1999, the Company incurred income tax expenses of $121,000 for an effective tax rate of 32.1%.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended September 30, 1998 totaled $346,000. This was the result of interest income of $1,041,000 and interest expense of $695,000. Interest income produced by the loan portfolio totaled $587,000, interest income on investment securities totaled $374,000, and interest income on federal funds totaled $80,000. Interest expense included $358,000 of interest expense on certificates of deposit, interest expense of $313,000 on interest-bearing transaction accounts, savings accounts, and money market accounts and interest expense of $24,000 on securities sold under agreement to repurchase.

Net interest income for the quarter ended September 30, 1999 totaled $718,000. This was the result of interest income of $1,544,000 and interest expense of $826,000. Interest income produced by the loan portfolio totaled $1,153,000, interest income on investment securities totaled $337,000 and interest income on federal funds totaled $54,000. Interest expense included $579,000 of interest expense on certificates of deposit, interest expense of $201,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts and interest expense on securities sold under agreement to repurchase of $46,000.

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

The net interest margin for the quarter ended September 30, 1998 was 2.32%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.71% and the yield on earning assets was 6.99% for the quarter ended September 30, 1998. The net interest margin for the quarter ended September 30, 1999 was 3.47%. The net cost of funds for the quarter ended September 30, 1999 was 4.07% and the yield on earning assets was 7.53%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended September 30, 1998 was 1.65% and for the quarter ended September 30, 1999 was 3.02%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $59,000 for the quarter ended September 30, 1998. This included $46,000 from service charges on deposit accounts, other fees of $4,000 and $9,000 of other non-interest income. There were no gains or losses on securities during the quarter ended September 30, 1998.

Non-interest income totaled $92,000 for the quarter ended September 30, 1999. This included $61,000 on service charge on deposit accounts, other fees of $2,000, $9,000 of other non-interest income including brokerage income, gain on the sale of investment securities of $2,000 and $18,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the quarter ended September 30, 1998 totaled $380,000. Salaries and employee benefits for the quarter ended September 30, 1998 totaled $181,000. Occupancy expense for the quarter ended September 30, 1998 totaled $22,000 while furniture and equipment expense totaled $23,000. All other non-interest expenses totaled $154,000 for the quarter ended September 30, 1998. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended September 30, 1999 totaled $552,000. Salaries and employee benefits for the quarter ended September 30, 1999 totaled $321,000. Occupancy expenses for the quarter ended September 30, 1999 totaled $19,000 while furniture and equipment expenses totaled $39,000. Other non-interest expenses totaled $173,000.

Income Taxes. At December 31, 1998, the Company had net operating losses for federal and state income taxes of approximately $560,000 of which $310,000 expire in tax year 2012 for federal and state purposes. Approximately $250,000 will expire in tax year 2013 for state purposes and in tax year 2018 for federal purposes.

For the quarter ended September 30, 1999, the Company incurred income tax expenses of $66,000 for an effective tax rate of 33.7%.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the nine months ended September 30, 1998 was (1.10%.) Return on assets for the nine months ended September 30, 1999 was 0.42%. Return on assets for the quarter ended September 30, 1998 was (0.53%.) while return on assets for the quarter ended September 30, 1999 was 0.60%.

Return on equity (net income divided by average equity) for the nine months ended September 30, 1998 was (6.82%). Return on equity for the nine months ended September 30, 1999 was 3.97%. Return on equity for the quarter ended September 30, 1998 was (4.03%) while return on equity for the quarter ended September 30, 1999 was 6.07%.

Equity to assets (average equity divided by average total assets) for the nine months ended September 30, 1998 was 17.57%. Equity to assets for the nine months ended September 30, 1999 was 10.44%. Equity to assets for the quarter ended September 30, 1998 was 13.76% while equity to assets for the quarter ended September 30, 1999 was 9.89%.

There were no dividends paid during the quarters or nine months ended September 30, 1998 or 1999, so no dividend payout ratio is presented.

EFFECTS OF INFLATION AND CHANGING PRICES

Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 1999 indicated and certain other information:


                                                                               Interest         Average
                                                                Average        Income/          Yields/
                                                                Balance        Expense           Rates
                                                                -------        -------           -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                          $ 47,737        $ 3,009            8.43%
U.S. Treasury and other U.S. government agencies                 24,729          1,062            5.74%
States and municipalities                                            --             --             N/A
Federal funds sold                                                3,039            112            4.92%
Interest bearing deposits with other financial institutions          --             --             N/A
                                                               --------        -------          ------
Total interest-earning assets/interest income                    75,505          4,183            7.41%
                                                               --------        -------          ------
Cash and due from banks                                           1,310
Other assets                                                      4,438
Allowance for possible loan losses                                 (588)
                                                               --------
Total assets                                                   $ 80,665
                                                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $ 26,668            649            3.26%
Certificates of deposit                                          38,413          1,469            5.11%
Repurchase agreements                                             2,865            109            5.07%
Note payable                                                         --             --             N/A
                                                               --------        -------          ------
Total interest-bearing liabilities/interest expense              65,865          2,227            4.37%
                                                               --------        -------          ------
Non-interest-bearing demand deposits                              3,304
Other liabilities                                                   357
Shareholders' equity                                              8,423
                                                               --------
Total liabilities and shareholders' equity                     $ 77,740
                                                               ========
Net interest earnings                                                          $ 1,956
                                                                               =======
Net interest income on interest-earning assets                                                    3.45%
                                                                                                ======
Taxable equivalent adjustment:                                                     N/A


The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 1998 indicated and certain other information:


                                                                                Interest         Average
                                                             Average            Income/          Yields/
                                                             Balance            Expense           Rates
                                                             -------            -------           -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                        $ 19,306            $1,200             8.31%
U.S. Treasury and other U.S. government agencies               22,307             1,002             6.00%
States and municipalities                                          --                --              N/A
Federal funds sold                                              4,379               188             5.75%
                                                             --------            ------           ------
Total interest-earning assets/interest income                  45,992             2,390             6.95%
                                                             --------            ------           ------
Cash and due from banks                                           852
Other assets                                                    2,097
Allowance for possible loan losses                               (225)
                                                             --------
Total assets                                                 $ 48,716
                                                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                         $ 19,280               728             5.05%
Certificates of deposit                                        18,741               805             5.75%
Repurchase agreements                                             647                26             5.36%
                                                             --------            ------           ------
Total interest-bearing liabilities/interest expense            38,668             1,559             5.39%
                                                             --------            ------           ------
Non-interest-bearing demand deposits                            1,313
Other liabilities                                                 178
Shareholders' equity                                            8,557
                                                             --------
Total liabilities and shareholders' equity                   $ 48,716
                                                             ========

Net interest earnings                                                            $  831
                                                                                 ======
Net interest income on interest-earning assets                                                      2.42%
                                                                                                  ======

Taxable equivalent adjustment:                                                      N/A



The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 (in thousands).


                                                                INCREASE       INCREASE
                                                 INCREASE      (DECREASE)     (DECREASE)
                                                (DECREASE)    DUE TO RATE   DUE TO VOLUME
-----------------------------------------------------------------------------------------

                        ASSETS
Interest earning assets:

Federal funds sold                               $  (76)         $ (18)        $  (58)
Investment securities                                60            (49)           109
Loans                                             1,809             37          1,772
-------------------------------------------------------------------------------------
    Total interest earning assets                $1,793          $ (30)        $1,823
-------------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

Demand deposits and savings accounts             $  (79)         $(394)        $  315
Certificates of deposits                            664            (55)           719
Repurchase agreements                                83             (6)            89
-------------------------------------------------------------------------------------
    Total interest bearing liabilities              668           (455)         1,123
-------------------------------------------------------------------------------------

  Total                                          $1,125          $ 425         $  700
=====================================================================================

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 1999 indicated and certain other information:



                                                                                 Interest     Average
                                                                 Average         Income/      Yields/
                                                                 Balance         Expense       Rates
                                                                 -------         -------       -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                            $ 53,722        $1,153         8.51%
U.S. Treasury and other U.S. government agencies                   23,257           337         5.76%
States and municipalities                                              --            --          N/A
Federal funds sold                                                  4,319            54         4.95%
Interest bearing deposits with other financial institutions            --            --          N/A
                                                                 --------        ------       ------
Total interest-earning assets/interest income                      81,298         1,544         7.53%
                                                                 --------        ------       ------
Cash and due from banks                                               953
Other assets                                                        4,930
Allowance for possible loan losses                                   (666)
                                                                 --------
Total assets                                                     $ 86,515
                                                                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                             $ 24,809           201         3.22%
Certificates of deposit                                            44,436           579         5.16%
Repurchase agreements                                               4,108            46         4.48%
                                                                 --------        ------       ------
Total interest-bearing liabilities/interest expense                73,353           826         4.51%
                                                                 --------        ------       ------
Non-interest-bearing demand deposits                                3,721
Other liabilities                                                     881
Shareholders' equity                                                8,560
                                                                 --------
Total liabilities and shareholders' equity                       $ 86,515
                                                                 ========
Net interest earnings                                                            $  718
                                                                                 ======
Net interest income on interest-earning assets                                                  3.47%
                                                                                              ======

Taxable equivalent adjustment:                                                      N/A


The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 1998 indicated and certain other information:


                                                                         Interest      Average
                                                          Average        Income/        Yields/
                                                          Balance        Expense        Rates
                                                          -------        -------        -----

Assets:                                            (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:

Loans                                                    $ 28,345        $  587         8.22%
U.S. Treasury and other U.S. government agencies           25,141           374         5.90%
States and municipalities                                      --            --          N/A
Federal funds sold                                          5,569            80         5.70%
                                                         --------        ------       ------
Total interest-earning assets/interest income              59,055         1,041         6.99%
                                                         --------        ------       ------
Cash and due from banks                                       592
Other assets                                                2,135
Allowance for possible loan losses                           (339)
                                                         --------
Total assets                                             $ 61,443
                                                         ========

Liabilities and shareholders' equity:

Interest-bearing liabilities:
Demand deposits and savings accounts                     $ 24,969           313         4.98%
Certificates of deposit                                    24,837           358         5.72%
Repurchase agreements                                       1,865            24         5.11%
                                                         --------        ------       ------
Total interest-bearing liabilities/interest expense        51,671           695         5.34%
                                                         --------        ------       ------
Non-interest-bearing demand deposits                        1,069
Other liabilities                                             250
Shareholders' equity                                        8,453
                                                         --------
Total liabilities and shareholders' equity               $ 61,443
                                                         ========
Net interest earnings                                                    $  346
                                                                         ======

Net interest income on interest-earning assets                                          2.32%
                                                                                      ======

Taxable equivalent adjustment:                                              N/A



The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 (in thousands).


                                                              INCREASE       INCREASE
                                               INCREASE      (DECREASE)     (DECREASE)
                                              (DECREASE)    DUE TO RATE   DUE TO VOLUME
--------------------------------------------------------------------------------------
                        ASSETS

Interest-earning assets:

Federal funds sold                             $ (26)          $ (10)       $ (16)
Investment securities                            (37)             (9)         (28)
Loans                                            566              21          545
---------------------------------------------------------------------------------
    Total interest earning assets                503              (2)         501
---------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:
Demand deposits and savings accounts            (112)           (110)          (2)
Certificates of deposits                         221             (35)         256
Repurchase agreements                             22              (3)          25
---------------------------------------------------------------------------------
    Total interest bearing liabilities           131            (148)         279
---------------------------------------------------------------------------------

  Total                                        $ 372           $ 150        $ 222
=================================================================================

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at September 30, 1999 and December 31, 1998 (in thousands):



                                                          September 30 December 31,
                                                              1999        1998
                                                              ----        ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations                  $ 4,491      $ 2,567
U. S. Government and states and political subdivisions           --           --
Certified and official checks                                   515          389
                                                            -------      -------
Total non-interest-bearing deposits                           5,006        2,956
                                                            -------      -------
Interest-bearing deposits:
Interest-bearing demand accounts                             22,505       29,557
Saving accounts                                                 301          221
Certificates of deposit, less than $100,000                  22,414       23,752
Certificates of deposit, $100,000 or greater                 15,159        8,516
                                                            -------      -------
Total interest-bearing deposits                              70,379       62,046
                                                            -------      -------
Total deposits                                              $75,385      $65,002
                                                            =======      =======



The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the nine months ended September 30, 1999 and the year ended December 31, 1998 (dollars in thousands):


                                        Nine months Ended           Year Ended
                                       September 30, 1999         December 31,1998
                                       ------------------         ----------------

Non-interest-bearing deposits          $ 3,304        N/A       $ 1,803         N/A
Interest-bearing demand deposits        26,330       3.27%       22,400        4.96%
Savings accounts                           338       2.09%          160        2.51%
Certificates of deposit                 38,413       5.11%       21,174        5.64%
                                       -------      -----       -------       -----
Total deposits                         $68,385       4.35%      $45,537        5.28%
                                       =======      =====       =======       =====


At December 31, 1998, certificates of deposits greater than $100,000 aggregated approximately $8,516,000. The following table indicates, as of December 31, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                                  3 Months     3 to 12       1 to 5        Over 5
                                  or less      Months        Years         Years

Certificates of deposit            $1,722       $5,794      $ 1,000           --
                                   ======       ======      =======       ======


At September 30, 1999, certificates of deposits greater than $100,000 aggregated approximately $15,159,000. The following table indicates, as of September 30, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                                  3 Months     3 to 12       1 to 5        Over 5
                                   or less     Months        Years         Years

Certificates of deposit            $3,658       $9,759        1,742          --
                                   ======       ======      =======       ======

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at September 30, 1999 and December 31, 1998 (in thousands):


                                            September 30, 1999     December 31, 1998
                                            ------------------     -----------------
Interest-bearing deposits with banks        $      --                $     --
Investment securities                          22,958                  26,582
Federal funds sold                              7,169                   7,070
Loans:
Real estate                                    37,892                  23,256
Commercial and other                           18,674                  14,414
                                            ---------                --------
Total loans                                    56,566                  37,670
                                            ---------                --------
Interest-earning assets                     $  86,693                $ 71,322
                                            =========                ========



INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At September 30, 1999, approximately $14,093,000 of investment securities was classified as available for sale and at December 31, 1998, approximately $20,198,000 of investment securities was classified as available for sale. Approximately $89,000 of unrealized loss (net of tax) and $12,000 of unrealized gain (net of tax) was included in shareholders' equity related to the available for sale investment securities as of September 30, 1999 and December 31, 1998, respectively. There was $8,865,000 and $6,384,000 of securities at September 30, 1999 and December 31, 1998 classified as held to maturity, respectively.

At December 31, 1998, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company acquired restricted stock in the Federal Home Loan Bank of Cincinnati during 1998. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1998 (in thousands):



                                                         Amortized      Estimated
                                                           Cost         Fair Value
                                                         ---------      ----------
AVAILABLE FOR SALE:
U.S. Treasury                                             $    --        $    --
U.S. Government agencies                                   20,016         20,035
States and political subdivisions                              --             --
Other securities                                               --             --
                                                          -------        -------
Total available for sale debt securities                   20,016         20,035
Federal Home Loan Bank stock                                  163            163
                                                          -------        -------
Total available for sale                                   20,179         20,198
                                                          =======        =======

HELD TO MATURITY:
U.S. Treasury                                                  --             --
U.S. Government agencies                                    6,384          6,422
States and political subdivisions                              --             --
Other securities                                               --             --
                                                          -------        -------
Total held to maturity                                      6,384          6,422
                                                          -------        -------
Total investment portfolio                                $26,563        $26,620
                                                          =======        =======



At September 30, 1999, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at September 30, 1999 (in thousands):


                                                         Amortized      Estimated
                                                           Cost         Fair Value
                                                         ---------      ----------
AVAILABLE FOR SALE:
U.S. Treasury                                             $    --        $    --
U.S. Government agencies                                   13,989         13,857
States and political subdivisions                              --             --
Other securities                                               --             --
                                                          -------        -------
Total available for sale - debt securities                 13,989         13,857
                                                          -------        -------
Federal Home Loan Bank Stock                                  236            236
                                                          -------        -------
Total available for sale                                  $14,225        $14,093
                                                          =======        =======


HELD TO MATURITY:
U.S. Treasury                                                  --             --
U.S. Government agencies                                    8,865          8,699
States and political subdivisions                              --             --
Other securities                                               --             --
                                                          -------        -------
Total held to maturity                                      8,865          8,699
                                                          =======        =======

Total investment portfolio                                $24,104        $22,792
                                                          =======        =======



The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at September 30, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).


                                               Amortized     Estimated     Weighted
                                                  Cost       Fair Value  Average Yield
                                               ---------     ----------  -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                  $    --      $    --       N/A
U.S. Government agencies:
Due within 1 year                                  2,000        1,993      5.31%
Due after 1 year but within 5 years               11,989       11,864      5.60%
Due after 5 years but within 10 years                 --           --       N/A
Due after 10 years                                    --           --       N/A
                                                 -------      -------    ------
Total                                             13,989       13,857      5.60%
                                                 -------      -------    ------
States and political subdivisions                     --           --       N/A
Other                                                 --           --       N/A
                                                 -------      -------    ------
Total investments available for sale-debt         13,989       13,857      5.60%
                                                 =======      =======    ======

HELD TO MATURITY:
U.S. Treasuries                                       --           --       N/A
U.S. Government agencies:
Due within 1 year                                     --           --       N/A
Due after 1 year but within 5 years                5,998        5,893      5.93%
Due after 5 years but within 10 years              2,867        2,806      6.17%
Due after 10 years                                    --           --       N/A
                                                 -------      -------    ------
Total                                              8,865        8,699      6.01%
                                                 -------      -------    ------
States and political subdivisions                     --           --       N/A
Other                                                 --           --       N/A
                                                 -------      -------    ------
Total held to maturity                             8,865        8,699      6.01%
                                                 =======      =======    ======
Total investment portfolio-debt securities       $22,865      $22,556      5.73%
                                                 =======      =======    ======


The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 1998. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).



                                                       Amortized     Estimated       Weighted
                                                          Cost       Fair Value    Average Yield
                                                       ---------     ----------    -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                          $    --      $    --          N/A
U.S. Government agencies:
Due within 1 year                                          4,000        3,993         5.05%
Due after 1 year but within 5 years                       15,002       15,011         5.61%
Due after 5 years but within 10 years                      1,014        1,031         6.18%
Due after 10 years                                            --           --          N/A
                                                         -------      -------       ------
Total                                                     20,016       20,035         5.52%
                                                         -------      -------       ------
States and political subdivisions                             --           --          N/A
Other                                                         --           --          N/A
                                                         -------      -------       ------
Total investments available for sale-debt securities     $20,016      $20,035         5.52%
                                                         =======      =======       ======

HELD TO MATURITY:
U.S. Treasuries                                               --           --          N/A
U.S. Government agencies:
Due within 1 year                                             --           --          N/A
Due after 1 year but within 5 years                        1,502        1,502         5.77%
Due after 5 years but within 10 years                      4,882        4,920         6.07%
Due after 10 years                                            --           --          N/A
                                                         -------      -------       ------
Total                                                      6,384        6,422         6.00%
                                                         -------      -------       ------
States and political subdivisions                             --           --          N/A
Other                                                         --           --          N/A
                                                         -------      -------       ------
Total held to maturity                                     6,384        6,422         6.00%
                                                         =======      =======       ======
Total investment portfolio-debt securities               $26,400      $26,457         5.64%
                                                         =======      =======       ======


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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 (dollars in thousands).


                                                                      Percent of
                                                     Balance          Total Loans
                                                     -------          -----------
Real estate loans:
Construction and land development                    $ 1,286             3.4%
Secured by residential properties                     12,307            32.7%
Secured by commercial real estate                      9,663            25.7%
-----------------------------------------------------------------------------
Total real estate loans                               23,256            61.8%
-----------------------------------------------------------------------------
Commercial and industrial loans                        7,789            20.7%
Other consumer loans                                   6,625            17.5%
-----------------------------------------------------------------------------
Total loans                                           37,670           100.0%
Unamortized (discounts) premiums and
  net deferred loan costs                                121             N/A
Allowance for possible loan losses                      (473)            N/A
-----------------------------------------------------------------------------
Net loans                                            $37,318             N/A


The following table sets forth the composition of the Company's loan portfolio at September 30, 1999 (dollars in thousands).


                                                                      Percent of
                                                     Balance          Total Loans
                                                     -------          -----------
Real estate loans:
Construction and land development                    $ 2,173              3.8%
Secured by residential properties                     20,350             36.0%
Secured by commercial real estate                     15,369             27.2%
------------------------------------------------------------------------------
Total real estate loans                               37,892             67.0%
------------------------------------------------------------------------------
Commercial and industrial loans                        7,881             13.9%
Other consumer loans                                  10,793             19.1%
------------------------------------------------------------------------------
Total loans                                           56,566            100.0%
Allowance for possible loan losses                      (707)             N/A
-------------------------------------------------------------------------------
Net loans                                            $55,859              N/A
===============================================================================

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
                                           =======      =======      ======      =======



The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at September 30, 1999 (in thousands).


                                                         Maturity Range
                                           ---------------------------------------------
                                           One Year    One Through     Over
                                           or Less     Five Years   Five Years    Total
                                           -------     ----------   ----------    -----

LOAN MATURITY:
Real estate construction loans             $ 1,504      $   669      $   --      $ 2,173
Real estate mortgage loans                   7,762       26,290       1,667       35,719
Commercial and industrial loans              1,599        6,282          --        7,881
All other loans                              2,205        7,096       1,492       10,793
                                           -------      -------      ------      -------
Total loans                                $13,070      $40,337      $3,159      $56,566
                                           =======      =======      ======      =======
LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates               $ 2,673      $11,557      $3,159      $17,389
Floating or adjustable interest rates       10,397       28,780          --       39,177
                                           -------      -------      ------      -------
Total                                      $13,070      $40,337      $3,159      $56,566
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

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Company's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations, and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $707,000 as of September 30, 1999 or 1.25% of loans outstanding. The allowance for possible loan losses was $473,000 as of December 31, 1998, or 1.25% of loans outstanding. Loans totaling $5,000 were charged off in 1999 and recoveries of $2,000 were made. The provision for possible loan losses charged against earnings during 1999 was $237,000. Loans totaling $1,000 were charged-off (with no recoveries made) during the year ended December 31, 1998. The provision for possible loan losses charged against earnings during the year ended December 31, 1998 was $406,000.

There were no non-performing loans of the Company on at September 30, 1999 or at December 31, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at September 30, 1999 or at December 31, 1998. There was $3,000 of loans past due ninety or more days at December 31, 1998 and still accruing interest and $151,000 of loans past due ninety or more days at September 30, 1999 and still accruing interest.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 1998 was 51.1% and for the nine months ended September 30, 1999 was 69.8%.

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

The following table gives the various capital ratios and balances at September 30, 1999 and December 31, 1998 (dollars in thousands) for the Company:


                                                      September 30,    December 31,
                                                          1999             1998
                                                         -------          -------
CAPITAL:
Tier I capital:
Shareholders' equity                                     $ 8,763          $ 8,522
Less excess tax assets                                       209              323
                                                         -------          -------
Total Tier I capital                                       8,554            8,199
                                                         -------          -------

Tier II capital:
Qualifying debt                                            2,975
Qualifying allowance for loan losses                         707              473
                                                         -------          -------
Total Tier II capital                                      3,682              473
                                                         -------          -------
Total capital                                            $12,236          $ 8,672
                                                         =======          =======
Risk-adjusted assets                                     $68,499          $47,883
                                                         =======          =======
Quarterly average assets                                 $86,515          $76,255
                                                         =======          =======

RATIOS:
Tier I capital to risk-adjusted assets                      12.5%            17.1%
Tier II capital to risk-adjusted assets                      5.4%             1.0%
Total capital to risk-adjusted assets                       17.9%            18.1%
Leverage--Tier I capital to quarterly
    average assets less excess tax assets                    9.9%            10.8%


The following table gives the various capital ratios and balances at September 30, 1999 and at December 31, 1998 (dollars in thousands) for the Bank:


                                                  September 30, 1999  December 31, 1998
                                                  ------------------  -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                   $11,539            $ 8,356
                                                       -------            -------
Less excess tax assets                                     147                261
                                                       -------            -------
Total Tier I capital                                    11,392              8,095
                                                       -------            -------
Tier II capital:
Qualifying debt                                             --                 --
Qualifying allowance for loan losses                       707                473
                                                       -------            -------
Total Tier II capital                                      707                473
                                                       -------            -------
Total capital                                          $12,099            $ 8,568
                                                       =======            =======
Risk-adjusted assets                                   $68,499            $47,862
                                                       =======            =======
Quarterly average assets                               $86,515            $76,255
                                                       =======            =======

RATIOS:
Tier I capital to risk-adjusted assets                    16.6%              16.9%
Tier II capital to risk-adjusted assets                    1.0%               1.0%
Total capital to risk-adjusted assets                     17.7%              17.9%
Leverage--Tier I capital to quarterly
    Average assets less excess tax assets                 13.2%              10.6%


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

On September 30, 1999 and December 31, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

The Company utilizes securities sold under repurchase agreements for short-term borrowings. During the nine months ended and quarter ended September 30, 1999, securities sold under repurchase agreements had the following:



                                               Nine Months           Quarter
                                                  Ended              Ended
                                           September 30, 1999   September 30, 1999
                                           ------------------   ------------------

                                                   (Dollars in Thousands)
Maximum amount outstanding at end
      of any month end in period                $5,573               $5,573
                                                ======               ======

Average amount outstanding in period            $2,865               $4,108
                                                ======               ======

Effective interest rate for period                5.07%                4.48%
                                                ======               ======


At September 30, 1999, securities sold under agreement to repurchase totaled $5,573,000 with a weighted average interest rate of 4.87%. Such agreements mature on a daily basis and have U.S. Government agency securities underlying the agreements with fair values of at least 100% of the borrowing.

The average balance for short-term borrowings of the Company was less than 30% of shareholders' equity at December 31, 1998.

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

PERSONNEL:

The Company increased the number of employees from twenty-eight at December 31, 1998 to thirty-eight at September 30, 1999.

The Company anticipates increasing the number of employees during 1999 to approximately forty employees to service the anticipated loan and deposit growth and related support services as well as the branch during the next twelve months. When the proposed new building is completed, additional employees will be added during the year 2000 beginning with the second nine months.

RESEARCH AND DEVELOPMENT:

The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans, or deposits of foreign governments, corporations, or other entities.

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

(b) No reports on Form 8-K have been filed during the nine months for which this report is filed

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


                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date November 12, 1999
     ---------------------


By /s/ William L. Webb
   -----------------------
      (Signature)*
      William L. Webb,
      Principal Accounting Officer and Chief Financial Officer

*  Print the name and title of each signing officer under his or her signature.