Form 10KSB
period 1999-12-31
MURFREESBORO BANCORP INC
filed 2000-03-30
CIK 1060303

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
      (Mark One)

         [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999

         [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to _______.

         Commission File number 0-20402

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                                       62-1694317
(State or other jurisdiction of                (IRS Employer Identification No.)
-------------------------------                ---------------------------------
incorporation or organization)

615 Memorial Boulevard, Murfreesboro, Tennessee              37129
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:    (615) 890-1111
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, $5.00 par value
                          -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     Aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2000 was: $9,195,336.

     Number of shares of Common Stock outstanding as of March 15, 2000: 907,609.

     Issuer's revenues for its most recent fiscal year were $6,266,000.

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

                              BUSINESS OF THE BANK
GENERAL

The Bank is an independent and locally oriented bank headquartered in Murfreesboro, Rutherford County, Tennessee. The Company believes that the existing and future banking market in Murfreesboro presents an excellent opportunity for a new locally oriented bank for several reasons: (i) the sale of community banks to out-of-county bank holding companies, (ii) a locally oriented and managed institution can better assess the commercial banking needs of local businesses and more timely respond to the needs of customers, and (iii) the strength of the Murfreesboro economy can provide a solid foundation for growth of local financial institutions. The Bank provides a full range of banking and related financial services with a focus on service to local individual customers and small businesses.

The Bank applies the same standards and requirements in the conduct of all facets of its business to all of its customers. The general banking business conducted includes the receipt of deposits, making of loans, issuance of checks, acceptance of drafts, consumer credit operations, and all aspects of a full service bank, including the authority to operate a trust department, as approved by the Tennessee Department of Financial Institutions ("TDFI") and the Federal Deposit Insurance Corporation ("FDIC.") The Bank also became a member of the Federal Reserve Bank of Atlanta on November 22, 1999.

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

The directors believe that employees who are experienced local bankers with experience in the Rutherford County market and have a customer base has allowed the Bank to grow its deposits and loans in a manner to become cumulatively profitable. It is the intent of management to concentrate on controlled growth in a manner to build a network servicing a quality customer base in Rutherford County. The focus is to serve Rutherford County from a centralized location in Murfreesboro. The target customers are individuals having strong ties to the local market. The Bank's marketing is directed toward these individuals.

It is the intent of the Bank to concentrate on the Murfreesboro/Rutherford County market and to search for avenues to provide banking services at the least possible cost. Full service brick and mortar branches carry the cost burden of the opportunity cost on the investment, depreciation on the building and equipment, and personnel cost. Instead of adding numerous branch locations, the Bank has operated from one location and searched for ways to provide a network to deliver service throughout the community by the use of Automated Teller Machines ("ATM's"), credit cards, debit cards, home banking and the use of other future electronic vehicles (including the internet.) A new limited service branch opened in March 2000 to provide services to another area of Murfreesboro. It is the objective to provide personal hometown banking by having bankers that know the market and are sensitive to the financial needs of the customer. Management selected computer services that allow the Bank to provide the state of the art electronic products. It is the Bank's objective to maintain a competitive advantage through cost control and by avoiding the costs associated with a brick and mortar branch system.

Commercial Banking The range of services provided by the Bank in the commercial banking area include business loans, both short and long term, secured and unsecured, money management services and transaction services. Most of the services offered in this market are proprietary, with some reliance upon services developed by other financial service institutions.

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

Trust Services The Bank has trust powers but has not exercised the powers at this time.

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

In Rutherford County, there are 11 commercial banks, with at least 40 offices actively engaged in banking activities, including 8 major statewide financial institutions. In addition, there is one savings and loan association with 8 locations and numerous credit unions, finance companies, and other financial service providers. Total deposits held by banks and savings and loan associations in Rutherford County as of June 30, 1999 were over $1.45 billion. Of these deposits, banks held approximately 82% and savings and loans held approximately 18%. The Bank held approximately 5% of these deposits. Of the deposits held by banks, the offices of major bank holding companies held approximately 90% and the Bank held approximately 6%.

REGULATORY APPROVALS

The Bank received a bank certificate of authority from the TDFI on September 30, 1997 and approval from the FDIC on September 5, 1997. The Bank has insurance on deposits up to $100,000 by the Bank Insurance Fund. The Bank became a member of the Federal Reserve Bank of Atlanta on November 22, 1999. The Bank is subject to regulation by the TDFI and the FRB. The Company is subject to regulation by the FRB and the laws of the state of Tennessee relating to corporations. See SUPERVISION AND REGULATION.

EMPLOYEES

The Bank had a staff of approximately 14 employees at December 31, 1997, 28 employees at December 31, 1998 and 43 employees at December 31, 1999. The Bank offers a typical health and disability insurance plan to its employees. Beginning January 1, 1998, the Bank instituted a 401(k) employee benefit plan.

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

Other policies include an Interbank Liabilities Policy, Interest Rate Risk Policy, Code of Ethics, and Audit Policy. In addition, the Bank has numerous other policies and procures relating to compliance and operations.

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

Rutherford County is the geographic center of Tennessee, located Southeast of Nashville on the major interstate (I-24) corridor between Nashville and Chattanooga. It is also connected to I-40 via I-840. Chief topographic features are the Stones River and J. Percy Priest Lake. Rutherford County encompasses 612 square miles and the average elevation is 619 feet above sea level. Rutherford County is easily associated as a "bedroom" community for Nashville because of its natural proximity, but this term is less and less accurate as more and more people, companies, and diversified employment/career opportunities take root in our area for local employment, educational and shopping interests, resulting in less medium-haul commuting.

There are four incorporated municipalities in the County which are Murfreesboro, Smyrna, LaVergne, and Eagleville. Many other smaller communities are unincorporated but still rural centers for residential and agricultural life. Rutherford County has a population estimated at 171,401 at July 1, 1999 by the United States Census Bureau. The rate of growth (45% population increase since
1990) indicates the area is one of the fastest growing centers in Tennessee and the Southeastern United States. Official population figures for the area are as follows:

                                           US Census        Estimated
                                              1990            1998
                                              ----            ----
                  Murfreesboro               44,922          59,506*
                  Smyrna                     13,647          24,077*
                  LaVergne                    7,499          16,001*
                  Eagleville                    462             462
                  RUTHERFORD COUNTY         140,700         154,333

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

According to the Tennessee Department of Economic and Community Development the ten largest manufacturing employers in Rutherford County include:


         FIRM                                        PRODUCT/SERVICE                          TOTAL EMPLOYMENT
Nissan Motor Manufacturing Corp., USA            Small car and truck manufacturing                   6,070
Ingram Distribution                              Books, audiotapes and magazines                     2,000
Whirlpool Corporation                            Refrigerators and room air conditioners             2,000
Bridgestone/Firestone                            Bus, truck, light truck and passenger car tires     1,900
Perrigo of Tennessee                             Plastic bottles and personal care products          1,000
Caradon Better-Bilt                              Aluminum storm doors and windows                      850
Waldenbooks                                      Books                                                 721
Square D Company                                 Large electrical switch gears                         720
OMC Fishing Boat Group                           Fiberglas boats                                       500
General Electric Corporation                     Electric appliance motors                             500


According to the Tennessee Department of Economic and Community Development the largest non-manufacturing employers in Rutherford County include:

         FIRM                                        PRODUCT/SERVICE                          TOTAL EMPLOYMENT
Rutherford County Government                     Government                                          2,657
Middle Tennessee State University                University                                          1,650
Alvin C. York V.A. Medical Center                Hospital                                            1,260
City of Murfreesboro                             Municipality                                        1,232
Middle Tennessee Medical Center                  Hospital                                            1,100
National HealthCare, L.P.                        Health Care                                           800
State Farm Insurance Co.                         Insurance                                             742


Per capita personal income in Rutherford County has grown 33.3% between 1990 through 1995 from $15,948 to $21,260. During the same period, total employment has grown 34.7% from 62,723 to 84,940 according to the United States Department of Commerce. Total employment has continued to grow to over 88,500 at the end of December 1998. The unemployment rate for Rutherford County was 2.1% for December 1999 compared to 3.1% for Tennessee and a national average of 3.7%.

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

BANK HOLDING COMPANY ACT OF 1956

The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and consequently will be subject to examination by the Board of Governors of the Federal Reserve System ("FRS").

A bank holding company is required to file with the Federal Reserve Bank annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Bank and is required to obtain Federal Reserve Bank approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be proper incident thereto.

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

TENNESSEE BANKING ACT; FEDERAL DEPOSIT INSURANCE ACT

The Bank was incorporated under the banking laws of the State of Tennessee and, as such, is subject to the applicable provisions of those laws. The Bank is subject to the supervision of the TDFI and to regular examination by that department. The Bank's deposits are insured by the FDIC through the Bank Insurance Fund ("BIF"), and it is, therefore, subject to the provisions of the Federal Deposit Insurance Act and to examination by the Federal Reserve Bank of Atlanta ("FRB").

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

State banks also are subject to regulation respecting the maintenance of certain minimum capital levels (see below), and the Bank will be required to file annual reports and such additional information as the Tennessee Banking Act and FRB regulations require. The Bank also is subject to certain restrictions on loan amounts, interest rates, "insider" loans to officers, directors and principal shareholders, tie-in arrangements, and transactions with affiliates, as well as many other matters. Strict compliance at all times with state and federal banking laws will be required.

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

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDFI and the FRB examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the BIF and for depositors and not for the protection of investors and shareholders.

INTERSTATE ACT

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision,
(iii) branching de novo by national and state banks into other states if the state has elected to this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment. Regulations have not yet been issued under the Interstate Act. A bill has been enacted by the Tennessee legislature which repeals the Tennessee Reciprocal Banking Act, amends the Tennessee Bank Structure Act of 1974, and amends Tennessee's bank branching laws by opting in to the Interstate Act. Management cannot predict the extent to which the business of the Bank may be affected.

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

FINANCIAL MODERNIZATION ACT

Under the BHC Act, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the FRS determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

On November 12, 1999, President Bill Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act" also known as the Financial Modernization Law ) that eliminated many of the barriers to affiliations between and among securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies effective March 11, 2000 and thereby affiliate with securities firms and insurance companies and engage in activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature, as determined by the FRS.

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the FRS if each of its subsidiary banks is well capitalized under FDICIA prompt corrective action provisions, is well managed, and has at least a "Satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA"). The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities that the FRS has determined to be closely related to banking.

While the FRS will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulated as it is conducted in a financial holding company.

SAFE AND SOUND BANKING PRACTICES

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRS's Regulation Y, for example, generally requires a bank holding company to give the FRS prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company's consolidated net worth. The FRS may oppose the transaction if it believes that the transaction would constitute an unsafe and unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRS could take the position that paying a dividend would constitute an unsafe and unsound banking practice.

The FRS has broad authority to prohibit activities of bank holding companies and their non-bank subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, knowing or reckless basis, if those activities caused a substantial loss to a depository institution. These penalties can be as high as one million dollars for each day the activity continues.

ANTI-TYING RESTRICTIONS

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a bank holding company or its affiliates.

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

During 1998 the Company developed plans to renovate the existing building at 607 Memorial Boulevard into one main office with construction beginning in March 1999. As of December 31, 1999, approximately $2,007,000 had been expended on construction, architectural and engineering services. The original amount of the contract was $2,059,000 and, with change orders included, the current amount at March 15, 2000 was approximately $2,308,000. The building should be completed in April 2000. The existing building located at 615 Memorial Boulevard will be demolished and will provide additional parking for the Bank. It is estimated that an additional $530,000 will be expended for equipment, furniture and furnishings.

In 1999 the Company purchased a 6,500 square foot commercial building and lot at 1480 South Church Street for $427,000. It is the intention of management to convert this into a limited service branch to provide banking services to customers in another area of Murfreesboro. A contract to renovate the building for approximately $169,000 was entered into by the Company. Final cost of the contract was approximately $178,000. Renovation was completed and the branch opened in March 2000 and the Company is occupying approximately 1,700 square feet of the facility. It is the intention of management to sell the building and lease back the space for a five year term with two five year renewal terms. At the time of this filing negotiations are under way to complete the sale and leaseback.

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

ITEM 3 - LEGAL PROCEEDINGS

Currently the Company is not involved in any legal proceedings or lawsuits nor has it been during the years ended December 31, 1998 or December 31, 1999. Management is also unaware of any potential legal proceedings that may arise in the future.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of 1999.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Murfreesboro Bancorp, Inc. is not listed on a stock exchange and no broker makes a market in the shares. The number of shareholders of record at December 31, 1999 was 2,465. Holders of the Company's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. The Board of Directors does not anticipate paying cash dividends in the near future. Dividends will be affected by other factors including applicable government regulations and policies. See Note 12 to the Consolidated Financial Statements for restrictions of dividends. The following table shows the quarterly range of high and low sale prices for the Company's common stock during 1998 from known trades to which the Bank functions as the stock transfer agent. The sale prices do not necessarily represent all trading transactions for the periods.

                                1999                               1998

                           HIGH        LOW                    HIGH        LOW
First Quarter             $12.50      $12.50                 $11.00      $10.00
Second Quarter            $12.50      $12.50                 $12.50      $10.00
Third Quarter             $13.00      $12.50                 $12.50      $12.50
Fourth Quarter            $12.50      $12.50                 $12.50      $12.50

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the year ended December 31, 1999 was $293,000 and the net loss for the year ended December 31, 1998 was $177,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the year ended December 31, 1999 totaled $78,660,000, which represented 93.1% of average total assets. Earning assets totaled $93,703,000 at December 31, 1999. Average earning assets for the year ended December 31, 1998 totaled $52,311,000, which represented 94.1% of average total assets. Earning assets totaled $71,443,000 at December 31, 1998.

Loan Portfolio. The Company's average loans for the year ended December 31, 1999 were $50,998,000 and for the year ended December 31, 1998 were $23,288,000. The balance in total loans at December 31, 1999 was $65,045,000 and $37,670,000 at December 31, 1998.

Investment Portfolio. The Company's investment securities portfolio averaged $24,966,000 for the year ended December 31, 1999 and $23,422,000 for the year ended December 31, 1998. The portfolio totaled $26,246,000 at December 31, 1999 and $26,582,000 at December 31, 1998.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value. At December 31, 1999, unrealized losses in the "Available for Sale" portfolio amounted to $195,000 and there was an unrealized gain of $19,000 at December 31, 1998. The average balance of securities "Available for Sale" during the year ended December 31, 1999 was $16,063,000 and the balance at December 31, 1999 was $17,387,000. The average balance of securities "Available for Sale" during the year ended December 31, 1998 was $19,337,000 and the balance at December 31, 1998 was $20,198,000. The average balance of securities "Held to Maturity" during the year ended December 31, 1999 was $8,903,000 and the balance at December 31, 1999 was $8,859,000. The average balance of securities "Held to Maturity" during the year ended December 31, 1998 was $4,085,000 and the balance at December 31, 1998 was $6,384,000.

Deposits. The Company's average deposits were $71,149,000 for the year ended December 31, 1999. This included average non-interest-bearing deposits of $3,859,000, average certificates of deposit of $41,353,000, average saving deposits of $346,000 and average interest-bearing transaction accounts of $25,591,000. The Company's average deposits for the year ended December 31, 1998 were $45,537,000. This included average non-interest-bearing deposits of $1,803,000, average certificates of deposit of $21,174,000, average savings deposits of $160,000 and average interest-bearing transaction accounts of $22,400,000. Deposits at December 31, 1999 were $85,695,000 and $65,002,000 at
December 31, 1998.

Capital Resources. Shareholders' equity totaled $8,694,000 at of December 31, 1999. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $253,000 and other comprehensive loss of unrealized loss on securities available for sale of $121,000, which is net of tax effect of $74,000. Shareholders' equity totaled $8,534,000 at December 31, 1998. This included $9,068,000 of common stock and additional paid in capital less a deficit of $546,000 and other comprehensive income in the form of an unrealized gain on securities available for sale of $12,000, which is net of tax effect of $7,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At December 31, 1999, the Company had $5,000,000 of federal funds lines available at three correspondent banks and had drawn $2,000,000. At December 31, 1998, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at December 31, 1998.

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

Net interest income for the year ended December 31, 1999 totaled $2,770,000. This was the result of interest income of $5,898,000 and interest expense of $3,128,000. Interest income produced by the loan portfolio totaled $4,330,000, interest income on investment securities totaled $1,436,000, and interest income on federal funds totaled $132,000. Interest expense included $2,133,000 of interest expense on certificates of deposit, interest expense of $415,000 on interest-bearing transaction accounts, interest expense of $408,000 on money market demand accounts, interest expense on savings accounts of $7,000 and interest expense of $165,000 on short-term borrowings.

Net interest income for the year ended December 31, 1998 totaled $1,257,000. This was the result of interest income of $3,632,000 and interest expense of $2,375,000. Interest income produced by the loan portfolio totaled $1,936,000, interest income on investment securities totaled $1,387,000 and interest income on federal funds totaled $309,000. Interest expense included $1,194,000 of interest expense on certificates of deposit, interest expense of $859,000 on interest-bearing transaction accounts, interest expense of $252,000 on money market demand accounts, interest expense on savings accounts of $4,000 and interest expense on short-term borrowings of $66,000.

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

The net interest margin for the year ended December 31, 1999 was 3.52%. The net cost of funds, defined as interest expense divided by average-earning assets, was 3.98% for 1999. The yield on earning assets was 7.50% for 1999. The net interest margin for the year ended December 31, 1998 was 2.40%. The net cost of funds for the year ended December 31, 1998 was 4.54% and the yield on earning assets was 6.94%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the year ended December 31, 1999 was 3.13% and for the year ended December 31, 1998 was 1.67%.

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

Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a quarterly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears, unless there is sufficient collateral or other financial capacity to justify continued accrual.

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

Management believes that the $817,000 at December 31, 1999 and $473,000 at December 31, 1998 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

The Company had no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1999 or December 31, 1998. Loans past due ninety days or more and still accruing interest at December 31, 1999 totaled $34,000 and $3,000 at December 31, 1998.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $368,000 for the year ended December 31, 1999. This included $198,000 from service charges on deposit accounts, other fees of $47,000, net gains on sales of investment securities of $2,000 and $121,000 of other non-interest income which included a $75,000 increase in the cash surrender value of officers life insurance.

Non-interest income totaled $151,000 for the year ended December 31, 1998. This included $113,000 on service charge on deposit accounts, other fees of $12,000 and $26,000 of other non-interest income. There were no gains or losses on securities during 1998.

Non-interest Expenses. Non-interest expense for the year ended December 31, 1999 totaled $2,346,000. Salaries and employee benefits for the year ended December 31, 1999 totaled $1,262,000. Occupancy expense for the year ended December 31, 1999 totaled $75,000 while furniture and equipment expense totaled $150,000. All other non-interest expenses totaled $859,000 for the year ended December 31, 1999.

Non-interest expense for the year ended December 31, 1998 totaled $1,471,000. Salaries and employee benefits for the year ended December 31, 1998 totaled $700,000. Occupancy expenses for the year ended December 31, 1998 totaled $80,000 while furniture and equipment expenses totaled $113,000. Other non-interest expenses totaled $578,000. Other non-interest expenses include supplies and printing, data processing, advertising, telephone, postage and legal and audit fees.

Non-recurring items. During the year ended December 31, 1998 the Company expensed an additional $38,000 of previously capitalized organization costs through a change in accounting principle. In addition, approximately $15,000 of year 2000 testing expenses were incurred. During the year ended December 31, 1999, approximately $10,000 of year 2000 testing expenses were incurred.

Income Taxes. For the year ended December 31, 1999, the Company's income tax expense was $146,000, or 33.3% of income before taxes. For the year ended December 31, 1998 the Company recognized a tax benefit of $330,000, by recording a deferred tax asset of which $200,000 related to recognition of net operating loss.

During 1999, the Company has fully utilized net operating losses from previous years to reduce current federal and state taxable income.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the year ended December 31, 1999 was 0.35%. Return on equity (net income divided by average equity) for the year ended December 31, 1999 was 3.46%. Equity to assets (average equity divided by average total assets) for the year ended December 31, 1999 was 10.0%. There were no dividends paid during the year ended December 31, 1999, so no dividend payout ratio is presented.

Return on assets for the year ended December 31, 1998 was (0.32%). Return on equity for the year ended December 31, 1998 was (2.08%). Equity to assets for the year ended December 31, 1998 was 15.28%. There were no dividends paid during the year ended December 31, 1998, so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 1999 and certain other information:

                                                                     Interest
                                                       Average        Income/     Average
                                                       Balances       Expense      Rates
                                                       --------       -------      -----
                                                          (Fully taxable equivalent -
                                                             dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                   $ 50,998       $4,330       8.49%
U.S. Treasury and other U.S. government agencies          24,966        1,436       5.75%
States and municipalities                                     --           --        N/A
Federal funds sold                                         2,696          132       4.90%
----------------------------------------------------------------------------------------
Total interest-earning assets/interest income             78,660        5,898       7.50%
----------------------------------------------------------------------------------------
Cash and due from banks                                    1,545
Other assets                                               4,893
Allowance for possible loan losses                          (627)
------------------------------------------------------------------
Total assets                                            $ 84,471
==================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                    $ 25,937          830       3.20%
Certificates of deposit                                   41,353        2,133       5.16%
Short-term borrowings                                      3,566          165       4.63%
Subordinated convertible capital debentures                  750           --        N/A
----------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense       71,606        3,128       4.37%
----------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                       3,859
Other liabilities                                            527
Shareholders' equity                                       8,479
-----------------------------------------------------------------
Total liabilities and shareholders' equity              $ 84,471
=================================================================
Net interest earnings                                                $  2,770
==============================================================================
Net interest income on interest-earning assets                                      3.52%
========================================================================================

Taxable equivalent adjustment:                                            N/A
==============================================================================

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 1998 and certain other information:

                                                                     Interest
                                                        Average       Income/     Average
                                                        Balances      Expense      Rates
                                                        --------      -------      -----
                                                          (Fully taxable equivalent -
                                                             dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                   $ 23,288       $1,936       8.31%
U.S. Treasury and other U.S. government agencies          23,422        1,387       5.92%
States and municipalities                                     --           --        N/A
Federal funds sold                                         5,601          309       5.52%
----------------------------------------------------------------------------------------
Total interest-earning assets/interest income             52,311        3,632       6.94%
----------------------------------------------------------------------------------------
Cash and due from banks                                    1,260
Other assets                                               2,306
Allowance for possible loan losses                          (277)
-----------------------------------------------------------------
Total assets                                            $ 55,600
=================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                    $ 22,560        1,115       4.94%
Certificates of deposit                                   21,174        1,194       5.64%
Short-term borrowings                                      1,366           66       4.83%
----------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense       45,100        2,375       5.27%
----------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                       1,803
Other liabilities                                            204
Shareholders' equity                                       8,493
-----------------------------------------------------------------
Total liabilities and shareholders' equity              $ 55,600
=================================================================
Net interest earnings                                                $  1,257
==============================================================================
Net interest income on interest-earning assets                                      2.40%
========================================================================================

Taxable equivalent adjustment:                                            N/A
==============================================================================

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the year ended December 31, 1998 to the year ended December 31, 1999 (in thousands).

                                                                                 Increase
                                                       Increase    Increase     (Decrease)
                                                      (Decrease)  (Decrease)      Due to
                                           Increase     Due to      Due to       Rate and
                                          (Decrease)    Volume       Rate         Volume
----------------------------------------------------------------------------------------
                        ASSETS

Federal funds sold                         $  (177)     $ (35)     $  (160)        $  18
Investment securities                           49        (40)          91            (2)
Loans                                        2,394         42        2,303            49
----------------------------------------------------------------------------------------
    Total interest earning assets            2,266        (33)       2,234            65
----------------------------------------------------------------------------------------

                      LIABILITIES

Demand deposits and savings accounts          (285)      (393)         167           (59)
Certificates of deposits                       939       (102)       1,138           (97)
----------------------------------------------------------------------------------------
    Total interest bearing deposits            654       (495)       1,305          (156)
----------------------------------------------------------------------------------------
Short-term borrowings                           99         (3)         106
----------------------------------------------------------------------------------------
    Total interest bearing liabilities         753       (498)       1,411          (160)
----------------------------------------------------------------------------------------
Total                                      $ 1,513      $ 465      $   823         $ 225
========================================================================================

Amounts are adjusted to a fully taxable basis, based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit. The effect of volume change is computed by multiplying the change in volume by the prior year rate. The effect of rate change is computed by multiplying the change in rate by the prior year volume. Rate/volume change is computed by multiplying the change in volume by the change in rate.

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, 1999 and December 31, 1998 (in thousands):

                                          1998        1998
                                          ----        ----
Interest-bearing deposits with banks     $    --     $    --
Investment securities                     26,246      26,582
Federal funds sold                         2,160       7,070
Loans:
Real estate                               34,906      23,256
Commercial and other                      30,139      14,414
------------------------------------------------------------
Total loans                               65,045      37,670
------------------------------------------------------------
Interest-earning assets                  $93,451     $71,322
============================================================


INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At December 31,

1998, approximately $20,198,000 of investment securities was classified as available for sale and at December 31, 1999, approximately $17,387,000 of investment securities was classified as available for sale. Approximately $19,000 of unrealized gain and $195,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of December 31, 1998 and December 31, 1999, respectively. There was $6,384,000 and $8,859,000 of securities at December 31, 1998 and 1999, classified as held to maturity, respectively.

At December 31, 1999 as well as December 31, 1998, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company acquired restricted stock in the Federal Home Loan Bank of Cincinnati during 1998, and it purchased restricted stock in the Federal Reserve Bank of Atlanta in 1999.

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1999 (in thousands):

                                            Amortized   Estimated
                                               Cost     Fair Value
                                               ----     ----------
AVAILABLE FOR SALE:
U.S. Treasury                                $ 2,997     $ 2,988
U.S. Government agencies                      13,998      13,812
States and political subdivisions                 --          --
Other securities                                  --          --
----------------------------------------------------------------
Total available for sale debt securities      16,995      16,800
Federal Home Loan Bank stock                     244         244
Federal Reserve Bank stock                       343         343
----------------------------------------------------------------
Total available for sale                     $17,582      17,387
================================================================

HELD TO MATURITY:
U.S. Treasury                                     --          --
U.S. Government agencies                       8,859       8,628
States and political subdivisions                 --          --
Other securities                                  --          --
----------------------------------------------------------------
Total held to maturity                         8,859       8,628
================================================================

Total investment portfolio                   $26,441     $26,015
================================================================

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1998 (in thousands):

                                            Amortized   Estimated
                                               Cost     Fair Value
                                               ----     ----------
AVAILABLE FOR SALE:
U.S. Treasury                                $    --     $    --
U.S. Government agencies                      20,016      20,035
States and political subdivisions                 --          --
Other securities                                  --          --
----------------------------------------------------------------
Total available for sale debt securities      20,016      20,035
Federal Home Loan Bank stock                     163         163
----------------------------------------------------------------
Total available for sale                     $20,179     $20,198
================================================================


HELD TO MATURITY:
U.S. Treasury                                     --          --
U.S. Government agencies                       6,384       6,422
States and political subdivisions                 --          --
Other securities                                  --          --
----------------------------------------------------------------
Total held to maturity                         6,384       6,422
================================================================

Total investment portfolio                   $26,563     $26,620
================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                             Amortized   Estimated     Weighted
                                                Cost     Fair Value  Average Yield
                                                ----     ----------  -------------
AVAILABLE FOR SALE:
U.S. Treasuries:
Due within 1 year                               2,997       2,988        5.39%
U.S. Government agencies:
Due within 1 year                               3,999       3,968        5.15%
Due after 1 year but within 5 years             8,994       8,854        5.68%
Due after 5 years but within 10 years           1,005         990        6.18%
Due after 10 years                                 --          --         N/A
-----------------------------------------------------------------------------
Total                                          16,995      16,800        5.56%
-----------------------------------------------------------------------------
States and political subdivisions                  --          --         N/A
Other                                              --          --         N/A
-----------------------------------------------------------------------------
Total investments available for sale-debt      16,995      16,800        5.53%
=============================================================================

HELD TO MATURITY:
U.S. Treasuries                                    --          --         N/A
U.S. Government agencies:
Due within 1 year                                  --          --         N/A
Due after 1 year but within 5 years             5,998       5,841        4.49%
Due after 5 years but within 10 years           2,861       2,787        6.17%
Due after 10 years                                 --          --         N/A
-----------------------------------------------------------------------------
Total                                           8,859       8,628        6.01%
-----------------------------------------------------------------------------
States and political subdivisions                  --          --         N/A
Other                                              --          --         N/A
-----------------------------------------------------------------------------
Total held to maturity                          8,859       8,628        6.00%
=============================================================================
Total investment portfolio                    $25,854     $25,428        5.70%
=============================================================================


The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 1998. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                             Amortized   Estimated     Weighted
                                                Cost     Fair Value  Average Yield
                                                ----     ----------  -------------
AVAILABLE FOR SALE:
U.S. Treasuries                               $    --     $    --         N/A
U.S. Government agencies:
Due within 1 year                               4,000       3,993        5.05%
Due after 1 year but within 5 years            15,002      15,011        5.61%
Due after 5 years but within 10 years           1,014       1,031        6.18%
Due after 10 years                                 --          --         N/A
-----------------------------------------------------------------------------
Total                                          20,016      20,035        5.52%
-----------------------------------------------------------------------------
States and political subdivisions                  --          --         N/A
Other                                              --          --         N/A
-----------------------------------------------------------------------------
Total investments available for sale-debt      20,016      20,035        5.52%
=============================================================================

HELD TO MATURITY:
U.S. Treasuries                               $    --     $    --         N/A
U.S. Government agencies:
Due within 1 year                                  --          --         N/A
Due after 1 year but within 5 years             1,502       1,502        5.77%
Due after 5 years but within 10 years           4,882       4,920        6.07%
Due after 10 years                                 --          --         N/A
-----------------------------------------------------------------------------
Total                                           6,384       6,422        6.00%
-----------------------------------------------------------------------------
States and political subdivisions                  --          --         N/A
Other                                              --          --         N/A
-----------------------------------------------------------------------------
Total held to maturity                          6,384       6,422        6.00%
=============================================================================
Total investment portfolio                    $26,400     $26,457        5.64%
=============================================================================


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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 1999 (dollars in thousands).

                                                                    Percent of
                                                     Balance        Total Loans
                                                     -------        -----------
Real estate loans:
Construction and land development                    $  2,702           4.1%
Secured by residential properties                      22,457          34.5%
Secured by commercial real estate                      18,839          29.0%
---------------------------------------------------------------------------
Total real estate loans                                43,998          67.6%
---------------------------------------------------------------------------
Commercial and industrial loans                         9,747          15.0%
Other consumer loans                                   11,300          17.4%
---------------------------------------------------------------------------
Total loans                                            65,045         100.0%
Unamortized premiums and net deferred loan costs          252           N/A
Allowance for possible loan losses                       (817)          N/A
---------------------------------------------------------------------------
Net loans                                            $ 64,480           N/A
===========================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 (dollars in thousands).

                                                                    Percent of
                                                     Balance        Total Loans
                                                     -------        -----------
Real estate loans:
Construction and land development                    $  1,286           3.4%
Secured by residential properties                      12,307          32.7%
Secured by commercial real estate                       9,663          25.7%
---------------------------------------------------------------------------
Total real estate loans                                23,256          61.8%
---------------------------------------------------------------------------
Commercial and industrial loans                         7,789          20.7%
Other consumer loans                                    6,625          17.5%
---------------------------------------------------------------------------
Total loans                                            37,670         100.0%
Unamortized premiums and  net deferred loan costs         121           N/A
Allowance for possible loan losses                       (473)          N/A
---------------------------------------------------------------------------
Net loans                                            $ 37,318           N/A
===========================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1999 (in thousands).

                                                       Maturity Range
                                         --------------------------------------------
                                         One Year   One Through     Over
                                          or Less   Five Years   Five Years    Total
                                          -------   ----------   ----------    -----
LOAN MATURITY:
Real estate construction loans            $ 1,216     $   426     $ 1,060     $ 2,702
Real estate mortgage loans                  3,937       4,401      32,958      41,296
Commercial and industrial loans             7,611       1,856         280       9,747
All other loans                             1,172       7,380       2,748      11,300
-------------------------------------------------------------------------------------
Total loans                               $13,936     $14,063     $37,046     $65,045
=====================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates              $   950     $ 8,235     $36,367     $45,552
Floating or adjustable interest rates      12,986       5,828         679      19,493
-------------------------------------------------------------------------------------
Total                                     $13,936     $14,063     $37,046     $65,045
=====================================================================================


The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1998 (in thousands).

                                                       Maturity Range
                                         --------------------------------------------
                                         One Year   One Through     Over
                                          or Less   Five Years   Five Years    Total
                                          -------   ----------   ----------    -----
LOAN MATURITY:
Real estate construction loans            $ 1,188     $    98     $    --     $ 1,286
Real estate mortgage loans                  8,106      13,155         709      21,970
Commercial and industrial loans             3,134       3,924         731       7,789
All other loans                             2,159       4,018         448       6,625
-------------------------------------------------------------------------------------
Total loans                               $14,587     $21,195     $ 1,888     $37,670
=====================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates              $ 5,598     $ 4,724     $ 1,434     $11,756
Floating or adjustable interest  rates      8,989      16,471         454      25,914
-------------------------------------------------------------------------------------
Total                                     $14,587     $21,195     $ 1,888     $37,670
=====================================================================================


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

The large number of consumer installment loans and the relatively small dollar amount of each make an individual review impracticable. It is the Company's policy to charge off any consumer installment loan that is past due 90 days or more and are not adequately collateralized unless the borrower has sufficient financial capacity to retire the debt.

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $817,000 as of December 31, 1999 or 1.26% of loans outstanding. The allowance for possible loan losses was $473,000 as of December 31, 1998, or 1.25% of loans outstanding. The provision for possible loan losses charged against earnings during 1999 was $353,000. Net charge-offs during 1999 were $9,000 (consisting of charge-offs of $10,000 and recoveries of $1,000.) The provision for possible loan losses charged against earnings during the year ended December 31, 1998 was $406,000. Loans totaling $1,000 were charged-off (with no recoveries made) during the year ended December 31, 1998.

There were no non-performing loans of the Company on at December 31, 1999 or at December 31, 1998. This includes non-accrual loans and restructured loans. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 1999 or at December 31, 1998. There were $34,000 and $3,000 of loans past due ninety or more days and still accruing interest at December 31, 1999 and 1998, respectively.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 1999 and 1998 (in thousands):

                                                            1999        1998
                                                            ----        ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations                 $ 6,873     $ 2,567
U. S. Government and states and political subdivisions          --          --
Certified and official checks                                  630         389
------------------------------------------------------------------------------
Total non-interest-bearing deposits                          7,503       2,956
------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                            21,794      29,557
Saving accounts                                                367         221
Certificates of deposit, less than $100,000                 35,277      23,752
Certificates of deposit, $100,000 or greater                20,754       8,516
------------------------------------------------------------------------------
Total interest-bearing deposits                             78,192      62,046
------------------------------------------------------------------------------
Total deposits                                             $85,695     $65,002
==============================================================================

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the year ended December 31, 1999 and 1998 (dollars in thousands):

                                               1999                   1998
                                               ----                   ----
Non-interest-bearing deposits        $ 3,859         N/A      $ 1,803         N/A
Interest-bearing demand deposits      25,591        3.22%      22,400        4.96%
Savings accounts                         346        2.08%         160        2.51%
Certificates of deposit               41,353        5.16%      21,174        5.64%
---------------------------------------------------------------------------------
Total deposits                       $71,149        4.40%     $45,537        5.28%
=================================================================================


At December 31, 1999, certificates of deposits greater than $100,000 aggregated approximately $20,754,000. The following table indicates, as of December 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                    3 Months       3 to 12      1 to 5        Over 5
                                                     or less       Months        Years         Years
                                                     -------       ------        -----         -----

Certificates of deposit                                $10,643      $7,253     $  2,858           -
==========================================================================================================

At December 31, 1998, certificates of deposits greater than $100,000 aggregated approximately $8,516,000. The following table indicates, as of December 31, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                    3 Months       3 to 12      1 to 5        Over 5
                                                     or less       Months        Years         Years
                                                     -------       ------        -----         -----
Certificates of deposit                                $1,722       $5,794      $ 1,000           -
==========================================================================================================

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 1999 was 71.7% and for the year ended December 31, 1998 was 51.1%.

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

The following table gives the various capital ratios and balances at December 31, 1999 and December 31, 1998 (dollars in thousands) for the Company:

                                                     1999         1998
                                                     ----         ----
CAPITAL:
Tier I capital:
Shareholders' equity                               $ 8,815      $ 8,522
Less excess tax assets                                 256          323
-----------------------------------------------------------------------
Total Tier I capital                                 8,559      $ 8,199
-----------------------------------------------------------------------

Tier II capital:
Qualifying debt                                      3,000           --
Qualifying allowance for loan losses                   817          473
-----------------------------------------------------------------------
Total Tier II capital                                3,817          473
-----------------------------------------------------------------------
Total capital                                      $12,376      $ 8,672
=======================================================================
Risk-adjusted assets                               $76,553      $47,883
=======================================================================
Quarterly average assets                           $95,890      $76,255
=======================================================================

RATIOS:
Tier I capital to risk-adjusted assets                11.2%        17.1%
Tier II capital to risk-adjusted assets                5.0%         1.0%
Total capital to risk-adjusted assets                 16.2%        18.1%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles         8.9%        10.8%

The following table gives the various capital ratios and balances at December 31, 1999 and December 31, 1998 (dollars in thousands) for the Bank:

                                                    1999         1998
                                                    ----         ----
CAPITAL:
Tier I capital:
Shareholders' equity                               $11,569      $ 8,356
Less excess tax assets                                 247          261
-----------------------------------------------------------------------
Total Tier I capital                                11,322        8,095
-----------------------------------------------------------------------

Tier II capital:
Qualifying debt                                         --           --
Qualifying allowance for loan losses                   817          473
-----------------------------------------------------------------------
Total Tier II capital                                  817          473
-----------------------------------------------------------------------
Total capital                                      $12,139      $ 8,568
=======================================================================
Risk-adjusted assets                               $76,497      $47,862
=======================================================================
Quarterly average assets                           $95,890      $76,255
=======================================================================

RATIOS:
Tier I capital to risk-adjusted assets                14.8%        16.9%
Tier II capital to risk-adjusted assets                1.1%         1.0%
Total capital to risk-adjusted assets                 15.9%        17.9%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles        11.8%        10.6%

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


On December 31, 1999 and December 31, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

Short-term borrowings at December 31, 1999 and 1998 is comprised of the following:

                                                                                    1999       1998
                                                                                    ----       ----
Federal funds purchased                                                            $2,000     $   --

Securities underlying the repurchase agreements obligations of U.S. Government agencies and corporations with amortized cost of approximately $6,364,000 and
$5,400,000 at December 31, 1999 and 1998, respectively, and estimated fair values of $6,211,000 and $5,467,000
at December 31, 1999 and 1998, respectively                                         2,889      3,590
----------------------------------------------------------------------------------------------------
        Total                                                                      $4,889     $3,590
====================================================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $3,309,000 and $1,347,000 during 1999 and 1998, respectively, and the maximum amount outstanding at any month end during 1999 and 1998 was approximately $5,892,000 and 4,650,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.


PROPERTY ACQUISITIONS:

During 1999, the Company began renovating its existing office premises and Bank building into one combined main office. The cost of this renovation and construction and related furnishings is estimated at $2,400,000. Completion is expected to be in April 2000. An additional outlay of $427,000 has been expended for the addition of a branch to be opened in March 2000. An additional $200,000 is anticipated to be spent to adapt the building for a limited services banking facility. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from the level of twenty-eight at December 31, 1998 to forty-three at December 31, 1999.

The Company anticipates increasing the number of employees during 1999 to approximately fifty employees to service the anticipated loan and deposit growth and related support services during the next twelve months including any additional staffing for a branch to open in March 2000 as well as the new main building which should be completed in April 2000.

RESEARCH AND DEVELOPMENT:

The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

ITEM 7 - FINANCIAL STATEMENTS


                        CONSOLIDATED FINANCIAL STATEMENTS



                           MURFREESBORO BANCORP, INC.

                           DECEMBER 31, 1999 AND 1998

                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



                                 C O N T E N T S

                                                                         Page
                                                                         Number

Independent Auditors' Report .......................................      F-1

Consolidated Balance Sheets ........................................      F-2

Consolidated Statements of Operations ..............................      F-3

Consolidated Statements of Changes in Shareholders' Equity .........      F-4

Consolidated Statements of Cash Flows ..............................      F-5

Notes to Consolidated Financial Statements .........................    F-6-F-27

                 (Letterhead of Rayburn, Betts and Bates, P.C.)


                          Independent Auditors' Report




The Board of Directors
Murfreesboro Bancorp, Inc.
Murfreesboro, Tennessee

We have audited the consolidated balance sheets of Murfreesboro Bancorp, Inc. (the Company) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 15 to the consolidated financial statements, the Company adopted a new accounting standard in 1998 related to accounting for start-up activities as required by generally accepted accounting principles.


/s/ Rayburn, Betts and Bates, P.C.


Nashville, Tennessee
February 11, 2000

                           MURFREESBORO BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)



         ASSETS                                                                      1999          1998
                                                                                     ----          ----
Cash and due from banks (note 2)                                                  $   3,114      $  2,402
Federal funds sold                                                                    2,160         7,070
---------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                              5,274         9,472
---------------------------------------------------------------------------------------------------------
Securities available for sale (note 3)                                               17,387        20,198
Securities held to maturity (estimated fair value of
     $8,628,000 and $6,422,000 for 1999 and 1998 - note 3)                            8,859         6,384
---------------------------------------------------------------------------------------------------------
         Total investment securities                                                 26,246        26,582
---------------------------------------------------------------------------------------------------------
Loans, net (note 4)                                                                  64,480        37,318
Premises and equipment, net (note 5)                                                  4,475         1,605
Accrued interest receivable                                                             745           540
Deferred tax benefit (note 9)                                                           342           323
Other assets (note 6)                                                                 1,684         1,583
---------------------------------------------------------------------------------------------------------
         Total assets                                                             $ 103,246      $ 77,423
=========================================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits (note 7)                                                              $  85,695      $ 65,002
   Short-term borrowings (note 8)                                                     4,889         3,590
   Accrued interest payable                                                             344           205
   Other liabilities                                                                    624            92
   Subordinated convertible capital debentures (note 10)                              3,000            --
---------------------------------------------------------------------------------------------------------
         Total liabilities                                                           94,552        68,889
---------------------------------------------------------------------------------------------------------
Contingencies (note 11)

Shareholders' equity (note 12):
   Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
     no shares issued or outstanding at December 31, 1999 and 1998                       --            --
   Common stock, $5.00 par value, 2,000,000 shares authorized and 907,609 shares issued and outstanding
     at December 31, 1999 and 1998                                                    4,538         4,538
   Additional paid-in capital                                                         4,530         4,530
     Deficit                                                                           (253)         (546)
---------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                      8,815         8,522
   Accumulated other comprehensive income (loss), net of tax                           (121)           12
---------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                   8,694         8,534
---------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                               $ 103,246      $ 77,423
=========================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

           (Tabular Amounts Are In Thousands Except Per Share Amounts)


                                                                                 1999        1998
                                                                                 ----        ----
Interest income:
     Interest on federal funds sold                                             $  132     $   309
     Interest and dividends on taxable investment securities                     1,436       1,387
     Interest and fees on loans                                                  4,330       1,936
--------------------------------------------------------------------------------------------------
              Total interest income                                              5,898       3,632
--------------------------------------------------------------------------------------------------
Interest expense:
     Interest on negotiable order of withdrawal accounts                           415         859
     Interest on money market demand accounts                                      408         252
     Interest on savings deposits                                                    7           4
     Interest on certificates of deposit                                         2,133       1,194
--------------------------------------------------------------------------------------------------
              Total interest expense on deposits                                 2,963       2,309
     Interest on short-term borrowings                                             165          66
--------------------------------------------------------------------------------------------------
              Total interest expense                                             3,128       2,375
--------------------------------------------------------------------------------------------------
              Net interest income                                                2,770       1,257
Provision for possible loan losses (note 4)                                        353         406
--------------------------------------------------------------------------------------------------
              Net interest income after provision for possible loan losses       2,417         851
--------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges on deposits                                                   198         113
     Other fees and commissions                                                     47          12
     Securities gains (losses), net                                                  2          --
     Other non-interest income                                                     121          26
--------------------------------------------------------------------------------------------------
              Total non-interest income                                            368         151
--------------------------------------------------------------------------------------------------
Non-interest expense:
     Salaries and employee benefits                                              1,262         700
     Occupancy expenses, net (note 5)                                               75          80
     Furniture and equipment expense (note 5)                                      150         113
     Other non-interest expenses                                                   859         578
--------------------------------------------------------------------------------------------------
              Total non-interest expense                                         2,346       1,471
--------------------------------------------------------------------------------------------------
     Income (loss) before income taxes and cumulative effect of a change
              change in accounting principle                                       439        (469)
Income tax expense (benefit) (note 9)                                              146        (330)
--------------------------------------------------------------------------------------------------
     Income (loss) before cumulative effect of a change
                  in accounting principle                                          293        (139)
Cumulative effect of a change in accounting principle, removing
        start-up costs (no tax effect required) (note 15)                           --         (38)
--------------------------------------------------------------------------------------------------
                Net income (loss)                                               $  293     $  (177)
==================================================================================================
Earnings per share (note 20):
      Basic:
         Income (loss) before cumulative effect of a change in accounting       $ 0.32     $ (0.15)
           principle
         Cumulative effect of a change in accounting principle                      --       (0.04)
--------------------------------------------------------------------------------------------------
                Net income (loss)                                               $ 0.32     $ (0.19)
==================================================================================================
      Diluted:
         Income (loss) before cumulative effect of a change in accounting
           principle                                                            $ 0.30     $ (0.15)
         Cumulative effect of a change in accounting principle                      --       (0.04)
--------------------------------------------------------------------------------------------------
                Net income (loss)                                               $ 0.30     $ (0.19)
==================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                (Tabular Amounts Are In Thousands Except Shares)


                                         Common Stock
                                         ------------                                                Accumulated
                                                              Additional                Realized        Other
                                                      Par       Paid-in               Shareholders' Comprehensive
                                       Shares        Value      Capital    Deficit       Equity      Income(Loss)   Total
                                       ------        -----      -------    -------       ------      ------------   -----
Balance at
     January 1, 1998                   907,609       $4,538      $4,530      $(369)      $ 8,699       $  (9)      $ 8,690

Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $7,000             --           --          --         --            --          21            21

     Net loss                               --           --          --       (177)         (177)         --          (177)
---------------------------------------------------------------------------------------------------------------------------
     Total comprehensive loss                                                                                         (156)
                                                                                                                      -----

Balance at
   December 31, 1998                   907,609        4,538       4,530       (546)        8,522          12         8,534

Comprehensive income:
     Unrealized loss on
     securities available for
     sale, net of tax of $81,000            --           --          --         --            --        (133)         (133)

     Net income                             --           --          --        293           293          --           293
       -------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                        160
                                                                                                                       ---
Balance at
   December 31, 1999                   907,609       $4,538      $4,530      $(253)      $ 8,815       $(121)      $ 8,694
==========================================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


                                                                                        1999           1998
                                                                                        ----           ----
Operating activities:
         Net income (loss)                                                            $    293       $   (177)
        Adjustments to reconcile net income (loss) to net cash
             provided (used) in operating activities:
                Provision for possible loan losses                                         353            406
                Provision for deferred tax expense (benefit)                                62           (330)
                Provision for depreciation, amortization and accretion, net                159            170
                Gain on sale of investments securities available for sale                   (2)            --
                Stock dividend on Federal Home Loan Bank common stock                      (15)            (1)
         Changes in assets and liabilities:
                  Increase in accrued interest receivable                                 (205)          (391)
                  Increase in cash surrender value of officers life insurance              (75)            --
                  (Increase) decrease in other assets                                      (26)             6
                  Increase in accrued interest payable                                     139            131
                  Increase in other liabilities                                            532             11
--------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                             1,215           (175)
--------------------------------------------------------------------------------------------------------------
Investing activities:
         Purchase of securities available for sale                                     (12,378)       (22,687)
         Purchase of securities held to maturity                                        (4,501)        (8,902)
         Maturities and calls of securities available for sale                          12,000         17,250
         Maturities and calls of securities held to maturity                             2,000          2,500
         Proceeds from sale of securities available for sale                             2,990             --
         Increase in loans, net                                                        (27,515)       (32,391)
         Additions to premises and equipment                                            (3,001)          (160)
         Outlays for other assets                                                           --         (1,500)
--------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (30,405)       (45,890)
--------------------------------------------------------------------------------------------------------------
Financing activities:
         Issuance of subordinated convertible capital debentures                         3,000             --
         Net increase in deposits                                                       20,693         43,237
         Net increase in short-term borrowings                                           1,299          3,590
--------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                      24,992         46,827
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    (4,198)           762

Cash and cash equivalents at beginning of the year                                    $  9,472       $  8,710
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                                          $  5,274       $  9,472
==============================================================================================================

Supplemental disclosure of cash flow information:
         Cash paid during the year for:
              Interest                                                                $  2,989       $  2,241
==============================================================================================================

Non-cash transactions:
         Change in unrealized gain (loss) on securities available for sale, net of tax effect of ($81,000) and $7,000 for 1999 and
         1998, respectively                                                               (133)            21
==============================================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


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

                  Premiums and discounts on investment securities are amortized using the level interest yield method over the life of the security for discount and over the remaining term to call date or maturity date, if no call date.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



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

        (d)    Loans, net
                  Loans are stated at the principal amount outstanding. Unearned interest on certain loans, which relates principally to installment loans, is shown as a reduction of loans. Interest income on installment loans with related unearned interest is recognized by a method that does not differ materially from the level-yield method. Interest on all other loans is computed on the outstanding loan balance.

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

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                  allowance for possible loan losses to outstanding loans and current economic conditions that may affect borrowers' ability to repay.

                  The Financial Accounting Standards Board ("FASB") issued SFAS 114 Accounting by Creditors for Impairment of a Loan which addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans, except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment including residential mortgage loans and consumer installment loans.

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

        (f)    Other Real Estate
                  Properties acquired through foreclosure and unused premises are stated at the lower of recorded amount of the loan or the property's estimated net realizable value, reduced by estimated selling costs. Write-down of the assets at, or prior to, the date of foreclosure is charged to the allowance for possible losses on loans. Subsequent write-downs, income and expenses incurred in connection with holding such assets, and gains and losses realized from the sales of such assets are included in noninterest income and expense.

        (g)    Income Taxes
                  The FASB has issued SFAS 109 Accounting for Income Taxes. SFAS 109 required a change from the deferred method previously used in the consolidated financial statements to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying future statutory tax rates to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


                  Deferred income taxes arise from temporary differences between financial and tax reporting, principally related to depreciation and provision for possible loan losses, deferred compensation and net operating losses.

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

         (h)   Advertising Costs
                  Advertising costs are expensed as incurred and are not subject to capitalization and amortization.

(2)     CASH AND DUE FROM BANKS
         At December 31, 1999 and 1998, the Company had deposits in other financial institutions in excess of Federal Deposit Insurance Corporation insurance coverage limits by approximately $1,657,000 and $794,000, respectively.

         The Bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The approximate average amount for cash maintenance for the years ended December 31, 1999 and 1998 was $154,000 and $25,000, respectively.

(3)     INVESTMENT SECURITIES
         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 1999 are as follows:

                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized    Estimated
                                        Cost         Gains       Losses      Fair Value
                                        ----         -----       ------      ----------
         U.S. Treasury securities      $ 2,997      $    --      $     9      $ 2,988
         Obligations of U.S
           Government agencies
           and corporations             13,998           --          186       13,812
         Equity securities                 587           --           --          587
         ----------------------------------------------------------------------------
           Total                       $17,582      $    --      $   195      $17,387
         ============================================================================

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 1998 are as follows:

                                                           Gross       Gross
                                            Amortized    Unrealized  Unrealized    Estimated
                                              Cost         Gains       Losses      Fair Value
                                              ----         -----       ------      ----------
         Obligations of U.S
           Government agencies
           and corporations                   $20,016      $    43      $    24      $20,035
           Equity securities                      163           --           --          163
         -----------------------------------------------------------------------------------
         Total                                $20,179      $    43      $    24      $20,198
         ===================================================================================



         The amortized cost and estimated fair value of debt securities available for sale at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                               1999                      1998
                                                               ----                      ----
                                                     Amortized     Estimated    Amortized    Estimated
                                                        Cost       Fair Value      Cost      Fair Value
                                                        ----       ----------      ----      ----------
         Due in one year or less                       $ 6,996      $ 6,956      $ 4,000      $ 3,993
         Due after one year
           through five years                            8,994        8,854       15,002       15,011
         Due after five years through
           ten years                                     1,005          990        1,014        1,031
         --------------------------------------------------------------------------------------------
         Total debt securities available for sale      $16,995      $16,800      $20,016      $20,035
         ============================================================================================

         Securities were sold in 1999 that resulted in gross proceeds of $2,990,000 and a net gain on the sale of securities of $2,000. No securities were sold in 1998.

         The amortized cost and approximate estimated fair value of securities held to maturity at December 31, 1999 are as follows:

                                                                    Gross       Gross
                                                     Amortized    Unrealized  Unrealized    Estimated
                                                       Cost         Gains       Losses      Fair Value
                                                       ----         -----       ------      ----------
         Obligations of U.S
           Government agencies
           and corporations                            $ 8,859           $-      $   231      $ 8,628
         ============================================================================================

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         The amortized cost and approximate estimated fair value of securities held to maturity at December 31, 1998 are as follows:

                                                                    Gross       Gross
                                                     Amortized    Unrealized  Unrealized    Estimated
                                                       Cost         Gains       Losses      Fair Value
                                                       ----         -----       ------      ----------
         Obligations of U.S
           Government agencies
           and corporations                            $ 6,384      $    51      $    13      $ 6,422
         =====================================================================================================


         The amortized cost and estimated fair value of debt securities held to maturity at December 31, 1999 and 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               1999                      1998
                                                               ----                      ----
                                                     Amortized     Estimated    Amortized    Estimated
                                                        Cost       Fair Value      Cost      Fair Value
                                                        ----       ----------      ----      ----------
         Due in one year or less                       $    --      $    --      $    --      $    --
         Due after one year
           through five years                            5,998        5,841        1,502        1,502
         Due after five years through
           ten years                                     2,861        2,787        4,882        4,920
         --------------------------------------------------------------------------------------------
         Total debt securities held to maturity        $ 8,859      $ 8,628      $ 6,384      $ 6,422
         ============================================================================================

         Investment securities having an estimated fair value of approximately $23,948,000 and $13,491,000 at December 31, 1999 and 1998,
         respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

         The investment in equity securities in 1999 represents stock in the Federal Home Loan Bank ("FHLB") of Cincinnati of $244,000 and stock in the Federal Reserve Bank of Atlanta ("FRB") of $343,000. Both represent restricted stock in that it lacks a market and can only be sold at its par value to members of the FHLB or FRB or to the FHLB or FRB. The investment in equity securities in 1998 represents stock in the FHLB. No FRB stock was held at December 31, 1998.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


(4)     LOANS, NET
         Loans, net at December 31, 1999 and 1998 are summarized as follows:

                                                          1999                 1998
                                                          ----                 ----
         Commercial, financial and agricultural          $9,747                 $7,789
         Real estate - construction                       2,702                  1,286
         Real estate - commercial                        18,839                  9,663
         Real estate - mortgage                          22,457                 12,307
         Consumer and other                              11,300                  6,625
         -----------------------------------------------------------------------------
            Total                                        65,045                 37,670
         Unamortized premiums
            and net deferred loan costs                     252                    121
         Less allowance for possible loan losses            817                    473
         -----------------------------------------------------------------------------
              Total loans, net                          $64,480                $37,318
         =============================================================================

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

         The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 1999 and 1998:

                                                         1999                    1998
                                                         ----                    ----
         Balance - beginning of year                     $3,222                 $1,609
         New loans and advances during the year             346                  3,109
         Repayments during the year                      (1,096)                (1,496)
         ------------------------------------------------------------------------------
         Balance - end of year                           $2,472                 $3,222
         =============================================================================

         At December 31, 1999 and 1998, loans past due ninety or more days and still accruing interest totaled $34,000 and $3,000, respectively.

         At December 31, 1999 and 1998, no loans were classified as impaired, non-accrual nor deemed non-performing.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         Transactions in the allowance for possible loan losses for the years ended December 31, 1999 and 1998 are summarized as follows:

                                                  1999        1998
                                                  ----        ----
         Balance - beginning of year             $ 473       $  68
         Provision for possible loan losses        353         406
         ---------------------------------------------------------
                                                   826         474
         ---------------------------------------------------------
         Loans charged-off                         (10)         (1)
         Recoveries                                  1          --
         ---------------------------------------------------------
         Net loans charged-off                      (9)         (1)
         ---------------------------------------------------------
         Balance - end of year                   $ 817       $ 473
         =========================================================

(5)     PREMISES AND EQUIPMENT, NET
        The detail of premises and equipment, net at December 31, 1999 and 1998 is as follows:

                                               1999          1998
                                               ----          ----
         Land                               $ 1,004       $   655
         Construction in progress             2,007            27
         Buildings                              669           499
         Furniture and equipment              1,056           557
         --------------------------------------------------------
                                              4,736         1,738
         Less accumulated depreciation         (261)         (133)
         --------------------------------------------------------
         Premises and equipment, net        $ 4,475       $ 1,605
         ========================================================

         Depreciation related to premises and equipment for the year ended December 31, 1999 and December 31, 1998 was $131,000 and $111,000,
         respectively.

         The Company also acquired equipment, supplies and furnishings of $51,000 and $38,000 from other directors in 1999 and 1998, respectively.

         During 1998, the Company developed plans to renovate the existing buildings into one main office. As of December 31, 1999, approximately $127,000 has been expended on architectural and engineering services. Construction in progress amounted to approximately $1,858,000 for the main office and is expected to be completed in April 2000. The cost of the contract with most recent change orders is expected to be $2,283,000. Capitalized interest for this project at December 31, 1999 was $22,000. The Company also developed plans to renovate an existing commercial building for use as a limited services branch office to be completed in March 2000. The estimated cost of the contract will be $178,000. No payments had been made to the contract as of December 31, 1999. The Company paid $427,000 for the building and land.

(6)     OTHER ASSETS
         The Company has purchased life insurance on certain of its employees and is the beneficiary of these policies. At December 31, 1999 and 1998, the cash surrender value of these policies, which is included in "Other assets", was $1,575,000 and $1,500,000, respectively. There are no

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         restrictions on the proceeds from these benefits and the Company has not borrowed against the cash surrender value of these policies.


(7)     DEPOSITS
         Deposits at December 31, 1999 and 1998 are summarized as follows:

                                                                1999             1998
                                                                 ----             ----
         Non-interest bearing deposits:
              Demand deposits                                   $ 7,503          $ 2,956
         Interest bearing deposits:
              NOW and Super NOW accounts                         11,064           22,393
              Money market demand accounts                       10,730            7,164
              Savings                                               367              221
              Certificates of deposit $100,000 or greater        20,754            8,516
              Other certificates of deposit                      35,277           23,752
        --------------------------------------------------------------------------------
                 Total                                          $85,695          $65,002
        ================================================================================

        At December 31, 1999 and 1998, the scheduled maturities of certificates of deposit were:

                                                                  1999               1998
                                                                  ----               ----
         1 year                                                 $45,813            $27,789
         2 years                                                  4,322                 42
         3 years                                                  3,046              1,362
         4 years                                                  2,835                179
         5 years                                                     15              2,896
         -----------------------------------------------------------------------------------
              Total                                             $56,031            $32,268
         =================================================================================

(8)     SHORT-TERM BORROWINGS
         Short-term borrowings at December 31, 1999 and 1998 is comprised of the following:

                                                                         1999         1998
                                                                          ----        ----
         Federal funds purchased                                         $ 2,000      $  --
         Securities underlying the repurchase agreements -
         obligations of U.S. Government agencies and
         corporations with amortized cost of approximately
         $6,364,000 and $5,400,000 at December 31, 1999
         and 1998, respectively, and estimated fair values of
         $6,211,000 and $5,467,000 at December 31, 1999
         and 1998, respectively                                            2,889       3,590
         -------------------------------------------------------------------------------------
                  Total                                                   $4,889      $3,590
         =====================================================================================

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

         Securities sold under agreement to repurchase averaged approximately $3,309,000 and $1,347,000 during 1999 and 1998, respectively, and the maximum amount outstanding at any month end during 1999 and 1998 was approximately $5,892,000 and 4,650,000, respectively.

         The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

(9)     INCOME TAXES
         A reconciliation of income tax expense (benefit) for the years ended December 31, 1999 and 1998 to the "expected" tax expense (benefit) computed by applying the statutory federal income tax rate of 34 percent to income (loss) before income taxes and cumulative effect of a change in accounting principle, is as follows:

                                                                           1999                  1998
                                                                           ----                  ----
         Computed "expected" tax expense (benefit)                   $ 149        34%       $(159)      (34)%
         Increase (reduction) in taxes
           resulting from:
             Valuation allowance related to deferred tax assets         --       -- %        (138)      (29)%
             State income taxes, net of federal tax effect              16         4%         (35)       (7)%
             Other, net                                                (19)       (5)%          2       -- %
         --------------------------------------------------------------------------------------------------
         Income tax expense (benefit)                                $ 146        33%       $(330)      (70)%
         ==================================================================================================

         The components of income tax expense (benefit) are summarized as follows:

                         Federal      State       Total
                         -------      -----       -----
         1999
         Current          $  70       $ 14       $  84
         Deferred            52         10          62
        ----------------------------------------------
               Total      $ 122       $ 24       $ 146
        ==============================================

         1998
         Current          $  --       $ --       $  --
         Deferred          (277)       (53)       (330)
        ----------------------------------------------
               Total      $(277)      $(53)      $(330)
        ==============================================

         The sources of deferred income tax expenses (benefits) at December 31, 1999 and 1998 and the tax effect of each are as follows:

                                                                         1999                  1998
                                                                         ----                  ----
         Net operating losses                                            $200                 $ (83)
         Provision for possible loan losses                              (109)                 (128)
         Depreciation                                                      19                    33
         Deferred compensation                                            (45)                   --
         Other, net                                                        (3)                  (14)
         Valuation allowance related to deferred tax asset                 --                  (138)
         --------------------------------------------------------------------------------------------
         Deferred taxes, net                                             $ 62                 $(330)
         ============================================================================================

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         Significant components of deferred tax assets on the balance sheets as of December 31, 1999 and 1998 are as follows:

                                                                        1999               1998
                                                                        ----               ----
         Deferred tax assets:
             Allowance for possible loan losses                         $260                $151
             Deferred compensation                                        45                  --
             Unrealized loss on investment securities                     74
             Benefit of net operating losses                              --                 200
             Other                                                        22                  12
         ---------------------------------------------------------------------------------------
                                                                         401                 363
         ---------------------------------------------------------------------------------------

         Deferred tax liability:
             Premises and equipment                                      (52)                (33)
             Unrealized gain on investment securities                     --                  (7)
             Other                                                        (7)                 --
         ---------------------------------------------------------------------------------------
                                                                         (59)                (40)
         ---------------------------------------------------------------------------------------

         Net deferred tax asset before
             valuation allowance                                         342                 323
         Less valuation allowance                                         --                  --
         ---------------------------------------------------------------------------------------
         Net deferred tax asset                                         $342                $323
         =======================================================================================

         During the fourth quarter of 1998, management determined that it is more likely than not that the deferred tax asset will be realized.

         The composition of deferred tax assets at December 31, 1999 and 1998, by tax jurisdiction are as follows:

                                                                        1999               1998
                                                                        ----               ----
         Federal                                                        $288               $270
         State                                                            54                 53
         ---------------------------------------------------------------------------------------
         Net tax deferred asset                                         $342               $323
         =======================================================================================

(10)      SUBORDINATED CONVERTIBLE CAPITAL DEBENTURES

         The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures") on September 29, 1999. Issuance costs related to the debentures is approximately $25,000 and is reflected in other assets net of amortization. The debentures convert to common stock of the Company on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures begin accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%.

         The amount of debentures held by directors and officers of the Company at December 31, 1999 totaled $2,004,000.

(11)    CONTINGENCIES
         In the normal course of business there are contingent liabilities such as legal proceedings pending against the Company. In the opinion of management, no material adverse effect on the consolidated financial position of the Company is anticipated as a result of these items.

(12)    SHAREHOLDERS' EQUITY
         Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of the Bank's regulatory agency, the Tennessee Department of Financial Institutions. There were no retained earnings against which dividends may be charged subsequent to December 31, 1999, without regulatory approval. This amount will be increased based upon future earnings.

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

(13)    CAPITAL REQUIREMENTS
         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (Tabular Amounts Are In Thousands Except Percentages)


         Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses and subordinated convertible capital debentures subject to certain limitations.

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

         As of December 31, 1999, the most recent notifications from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's categories.

         The following table summarizes the estimated capital ratios and amounts on a consolidated and Bank only basis and the regulatory minimum requirements at December 31, 1999 and 1998:

                                                                 Tier 1        Total         Tier 1
                                                               Risk-Based    Risk-Based     Leverage
                                                               ----------    ----------     --------
         Consolidated:
         ------------

         Actual ratio - December 31, 1999                        11.180%       16.167%        8.926%
         Actual ratio - December 31, 1998                        17.123%       18.111%       10.752%

         Regulatory minimum for capital adequacy purposes         4.000%        8.000%        4.000%

         Calculated balance - December 31, 1999                 $ 8,473       $12,290       $ 8,473
         Calculated balance - December 31, 1998                 $ 8,199       $ 8,672       $ 8,199

         Regulatory minimum for capital adequacy purposes
         December 31, 1999                                      $ 3,062       $ 6,124       $ 3,836
         December 31, 1998                                      $ 1,915       $ 3,831       $ 3,050

                                                                 Tier 1        Total         Tier 1
                                                               Risk-Based    Risk-Based     Leverage
                                                               ----------    ----------     --------
         Bank Only:
         ---------

         Actual ratio - December 31, 1999                        14.799%       15.861%       11.806%
         Actual ratio - December 31, 1998                        16.913%       17.901%       10.616%

         Regulatory minimum:
          For capital adequacy purposes                           4.000%        8.000%        4.000%
          To be well capitalized under prompt
            corrective action provisions                          6.000%       10.000%        5.000%

         Calculated balance - December 31, 1999                 $11,321       $12,138       $11,321
         Calculated balance - December 31, 1998                 $ 8,095       $ 8,568       $ 8,095

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (Tabular Amounts Are In Thousands Except Percentages)


         Regulatory minimum:
          For capital adequacy purposes-December 31, 1999       $ 3,060       $ 6,120       $ 3,836
          For capital adequacy purposes-December 31, 1998       $ 1,914       $ 3,829       $ 3,050
          To be well capitalized under prompt
            corrective action provisions-December 31, 1999      $ 4,590       $ 7,650       $ 4,795
          To be well capitalized under prompt
            corrective action provisions-December 31, 1998      $ 2,872       $ 4,786       $ 3,813

(14)    OFF-BALANCE SHEET RISK

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

         Commitments to extend credit are legally binding agreements to lend to a customer. Commitments, with the exception of credit cards, generally have variable rates, fixed expiration dates and may require payment of a fee. The variable rates are tied to the Bank's index rate limiting the Company's market risk. Remaining unadvanced loan principal of commitments totaled $3,283,000 and $3,078,000 at December 31, 1999 and 1998, respectively. These balances do not necessarily represent actual future cash requirements since many of the commitments are expected to expire without being drawn upon. The Bank, for a majority of the commitments, evaluates each customer's credit worthiness on a case-by-case basis and collateral is obtained if deemed necessary. Collateral includes accounts and notes receivable, inventory, plant and equipment, marketable securities, and mortgages. Construction loan commitments for both residential and commercial properties totaled $6,084,000 and $2,344,000 at December 31, 1999 and December 31, 1998,
         respectively, with $3,382,000 and $1,058,000 being undrawn, respectively.

         At December 31, 1999 and 1998, the Bank did not offer credit card lines of credit. Home equity lines represent collateralized equity in single family residences. At December 31, 1999 and 1998, the home equity lines of credit totaled $1,697,000 and $840,000 with $448,000 and $298,000 undrawn, respectively.

         Letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, the purchase of domestic and international goods, and required developer improvements to construction sites. Since most letters of credit are not expected to be drawn upon, the total contract amounts do not necessarily represent actual future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. When deemed necessary, the Bank obtains marketable securities as collateral supporting these letters of credit. Letters of credit totaled $179,000 and $160,000 at December 31, 1999 and 1998, respectively.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


         The Bank had no commitments to purchase financial instruments at predetermined prices at December 31, 1999 or 1998. The exposure to credit risk resides with the inability to deliver these financial instruments. The loss would be confined to any adverse change in the market prices that took place between the time of initiation and consummation of the transaction. Market risk consists of the normal risk that resides with any portfolio held when interest rates rise.

(15)    EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS

         In June 1998 the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for the Company for the fiscal year beginning after June 15, 1999 and may not be applied retroactively; however, it may be applied to all quarters beginning in July 1, 1999. In June 1999 the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which changed the effective date to fiscal years after June 15, 2000. At present, the Company holds no derivative instruments and does not engage in hedging activities, so this standard should have no effect on the Company.

         In October 1998 the FASB issued SFAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise which was an amendment to FASB 65 Accounting for Certain Mortgage Banking Activities. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities is required to classify the resulting mortgage-backed securities or other related interests based upon its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company is not engaged in the activity of securitizing mortgage loans held for sale, so this statement had no effect on the Company.

         During 1998, the Company adopted the provisions of Statement of Position 98-5 (SOP 98-5) Reporting of the Costs of Start-Up Activities. Under SOP 98-5, all start-up costs should be expensed as incurred which differed from the prior method of capitalization of such costs and amortizing using the straight-line-method over a sixty month term. In accordance with SOP 98-5, the Company expensed organizational costs of approximately $38,000 with no tax benefit recorded as a full allowance had been established as of the beginning of the year.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


(16)     MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL
         INFORMATION


                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                                 Balance Sheets
                        As of December 31, 1999 and 1998


                                                                    1999           1998
                                                                    ----           ----
               ASSETS

         Cash                                                     $    159        $   102*
         Investment in subsidiary bank                              11,448*         8,368*
         Deferred tax benefit                                            8             62
         Due from subsidiary                                           177*             2*
         Other assets                                                   13             --
         --------------------------------------------------------------------------------
                  Total assets                                    $ 11,805        $ 8,534
         ================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Liabilities:
         Other liabilities                                        $    111        $    --
         Subordinated convertible capital debentures                 3,000             --
         --------------------------------------------------------------------------------

                  Total liabilities                                  3,111             --
         --------------------------------------------------------------------------------

         Shareholders' equity:
           Preferred stock, no assigned value or rights,
             1,000,000 shares authorized, no shares issued
             or outstanding at December 31, 1999 and 1998               --             --
           Common stock, $5.00 par value,
             2,000,000 shares authorized, 907,609 shares
             issued and outstanding at
             December 31, 1999 and 1998                              4,538          4,538
            Additional paid-in capital                               4,530          4,530
            Deficit                                                   (253)          (546)
         --------------------------------------------------------------------------------
              Realized shareholders' equity                          8,815          8,522
              Other accumulated comprehensive income                  (121)            12
         --------------------------------------------------------------------------------
                  Total shareholders' equity                         8,694          8,534
         --------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity      $ 11,805        $ 8,534
         ================================================================================

         *  Eliminated in consolidation.

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


(16) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Operations
                 For the Years ended December 31, 1999 and 1998

                                                                  1999         1998
                                                                  ----         ----
         Income:
              Interest income                                    $   8*       $  15*
              Other non-interest income                             --            3
         --------------------------------------------------------------------------
                    Total                                            8           18
         --------------------------------------------------------------------------

         Expenses:
              Professional fees                                      9           13
              Other non-interest expenses                           29            5
         --------------------------------------------------------------------------
                      Total                                         38           18
         --------------------------------------------------------------------------

                      Loss before income taxes and
                      cumulative effect of a change in
                      accounting principle and equity
                      in income (loss) of subsidiary bank          (30)          --

         Income tax benefit                                         11           62
         Cumulative effect of a change
           in accounting principle (no tax effect required)         --          (38)
         --------------------------------------------------------------------------

                   Income (loss) before equity
                    in income (loss) of subsidiary bank            (19)          24

         Equity in income (loss) of subsidiary bank                312*        (201)*
         --------------------------------------------------------------------------

                   Net income (loss)                             $ 293        $(177)
         ==========================================================================

         *  Eliminated in consolidation

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


(16) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)


                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Cash Flows
                 For the Years ended December 31, 1999 and 1998

                                                                                   1999        1998
                                                                                   ----        ----
         Operating activities:
              Net income (loss)                                                 $   293       $(177)
              Adjustments to reconcile net income (loss) to net
                 cash provided by operating activities:
                   Provision for deferred tax benefit                                53         (62)
                   Equity in (income) loss of subsidiary bank                      (312)        201
                   Provision for amortization                                        --          38
                   Changes in assets and liabilities:
                   (Increase) decrease in due from subsidiary                      (175)         (2)
                   (Increase) decrease in other assets                              (13)         --
                   Increase (decrease) in other liabilities                         111          (5)
         ------------------------------------------------------------------------------------------
                           Net cash used by operating activities                    (43)         (7)
         ------------------------------------------------------------------------------------------

         Investing activities:
              Investment in bank subsidiary                                      (2,900)       (800)
         ------------------------------------------------------------------------------------------
                           Net cash used by investing activities                 (2,900)       (800)
         ------------------------------------------------------------------------------------------

         Financing activities:
              Issuance of subordinated convertible capital
                 debentures                                                       3,000          --
         ------------------------------------------------------------------------------------------
                           Net cash provided by financing activities              3,000          --
         ------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents                        57        (807)

         Cash and cash equivalents at beginning of year                             102         909
         ------------------------------------------------------------------------------------------

         Cash and cash equivalents at end of year                               $   159       $ 102
         ==========================================================================================

         Supplemental disclosure of cash flow information:

           Cash paid during the year for:

               Interest                                                         $    --       $  --
         ==========================================================================================

           Non-cash transactions:

               Change in unrealized gain (loss) on securities
                  available for sale, net of tax effect of $(81,000)
                  and $7,000 in 1999 and 1998, respectively                     $  (133)      $ (21)
         ==========================================================================================

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


(17)    FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying values and fair values of the Company's financial instruments at December 31, 1999 and 1998 are summarized as follows:

         December 31, 1999:                                  Carrying      Estimated
                                                               Value       Fair Value
                                                               -----       ----------
         FINANCIAL ASSETS:
              Cash and short-term investments                  $ 5,274      $ 5,274
              Securities available for sale                     17,387       17,387
              Securities held to maturity                        8,859        8,628
              Loans                                             64,480       64,850
         --------------------------------------------------------------------------
                  Total                                        $96,000      $96,139
         ==========================================================================

         FINANCIAL LIABILITIES:
              Deposits                                         $85,695      $85,903
              Short-term borrowings                              4,889        4,889
              Subordinated convertible capital debentures        3,000        3,000
         --------------------------------------------------------------------------
                  Total                                        $93,584      $93,792
         ==========================================================================


         December 31, 1998:                                  Carrying      Estimated
                                                               Value       Fair Value
                                                               -----       ----------
         FINANCIAL ASSETS:
              Cash and short-term investments                  $ 9,472      $ 9,472
              Securities available for sale                     20,198       20,198
              Securities held to maturity                        6,384        6,422
              Loans                                             37,318       37,394
         --------------------------------------------------------------------------
                  Total                                        $73,372      $73,486
         ==========================================================================

         FINANCIAL LIABILITIES:
              Deposits                                         $65,002      $65,271
              Short-term borrowings                              3,590        3,590
         --------------------------------------------------------------------------
                  Total                                        $68,592      $68,861
         ==========================================================================


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

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (Tabular Amounts Are In Thousands)


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

         SHORT-TERM BORROWINGS - The fair value of short-term borrowings approximates the carrying value due to the short-term nature of the agreements.

         SUBORDINATED CONVERTIBLE CAPITAL DEBENTURES - The fair value of subordinated convertible capital debentures approximates par value due to the variable interest rate of the security.

         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - Fair value of commitments to extend credit and letters of credit is not presented, since management believes the fair value to be insignificant.

(18)    EMPLOYEE BENEFITS
         The Bank has placed into effect a contributory profit-sharing 401(k) plan that covers employees beginning January 1, 1998. The Bank's contributions are made at the discretion of the Board of Directors. No employer contributions were made during the years ended December 31, 1999 or 1998.

         The shareholders of the Company approved the 1997 Statutory/Non-Statutory Stock option plan for granting of up to 90,000 stock options under this plan at the annual meeting of shareholders on April 16, 1998. The Board of Directors of the Company granted incentive stock options to fourteen employees of the Company totaling 73,000 options during 1998 (including 1,000 options that were forfeited) as well 18,000 non-qualified stock options to six non-employee directors. Of the options granted the employees, 72,000 were granted on April 29, 1998 having an exercise price of $10.00 per share and will expire on April 28, 2008. An additional 1,000 shares were granted on December 9, 1998 with an exercise price of $12.50 per share and these options will expire on December 8, 2008. Employees are vested in these options at a rate of 20% each anniversary date of the date the options were granted. The 18,000 options granted to the non-employee directors on April 29, 1998 have an exercise price of $10.00 per share and expire April 28, 2008.

         The Company applies Accounting Principles Board Opinion 25 (APB 25) in accounting for its stock option plan. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the measurement (grant) date. Had compensation for the Company's stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the proforma net income (loss) would be $262,000 and ($197,000) and proforma basic earnings per share would be $0.29 and ($0.22) and proforma diluted earnings per share would be $0.27 and ($0.21), for the years ended December 31, 1999 and 1998, respectively.

         A summary of the Company's fixed stock option plan as of December 31, 1999 and changes during the year then ended is as follows:

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     (Tabular Amounts Are In Thousands Except Shares and Per Share Amounts)


                                                                                       Weighted-Average
                                                                          Shares        Exercise Price
                                                                          ------        --------------
         Outstanding, beginning of year                                   90,000             $10.03
         Granted                                                            --                 --
         Forfeited                                                          --                 --
         ------------------------------------------------------------------------------------------
         Outstanding, end of year                                         90,000             $10.03
         ==========================================================================================

         Options exercisable at end of year                               18,000
         =======================================================================

         Weighted-average fair value of options
           granted during the year                                       $  2.74

         Range of exercise price
                  High                                                   $ 12.50
         -----------------------------------------------------------------------
                  Low                                                    $ 10.00
         -----------------------------------------------------------------------

         Weighted-average remaining contractual life (in years)             8.68
         =======================================================================

         A summary of the Company's fixed stock option plan as of December 31, 1998 and changes during the year then ended is as follows:

                                                                                      Weighted-Average
                                                                         Shares        Exercise Price
                                                                         ------        --------------
         Outstanding, beginning of year                                    --               $  --
          Granted                                                         91,000              10.03
          Forfeited                                                       (1,000)             10.00
         ------------------------------------------------------------------------------------------
         Outstanding, end of year                                         90,000             $10.03
         ==========================================================================================

         Option exercisable at end of year                                  --
         =======================================================================

         Weighted-average fair value of options
           granted during the year                                       $  3.08

         Range of exercise price
                  High                                                   $ 12.50
         -----------------------------------------------------------------------
                  Low                                                    $ 10.00
         -----------------------------------------------------------------------

         Weighted-average remaining contractual life (in years)             9.68
         =======================================================================

         The weighted-average assumptions used in valuing the stock options under the minimum value method are as follows:


                                                                            1999          1998
                                                                            -----         ------
                  Risk free interest rate during life of option              5.0%          5.0%
                  Expected life of option (in years)                         6.5           7.5

                           MURFREESBORO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     (Tabular Amounts Are In Thousands Except Shares and Per Share Amounts)


         During January 1999, the Company established a deferred compensation plan comprised of separate individual agreements for the benefit of certain officers and directors. The benefits will be in the form of supplemental retirement funds. Under the agreements, the benefits accruing to each officer will increase based on the officer's pro-rata share of the actual return of a portfolio of life insurance contracts' cash surrender values less a minimum return to the Company, which is to be the after tax yield of a one year constant maturity U.S. Treasury note (CMT index). The benefits will be paid partially in a 10-year period after termination and the remaining portion will be paid until the death of the officer. Officers that were involved in the formation of the Company fully vest on January 1, 2000 while other officers have vesting schedules that vest over a seven year period beginning January 1, 2000. The Company will accrue the estimated present value of the benefits during the anticipated employment period of the officer. During 1999, the Company accrued deferred compensation expense of $118,000.

 (19)    YEAR 2000 ISSUES
         Since December 31, 1999, the Company has not experienced any difficulties with the date change to year 2000 and does not anticipate any future concerns.

 (20)   EARNINGS PER SHARE
         The following presents the reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1999 and 1998:

                                                                         1999              1998
                                                                         ----              ----
              Income (loss) before cumulative effect of
              a change in accounting principle                            $293             $(139)
              ===================================================================================

              Average Shares:
              Basic                                                        908               908
              Effect of dilutive common stock options                       18                 6
              Effect of dilutive subordinated convertible
                    capital debentures                                      61                 -
              ------------------------------------------------------------------------------------
              Diluted                                                      987               914
              ==================================================================================

              Per share amounts:
              Basic                                                       $0.32           $(0.15)
              ===================================================================================
              Diluted                                                     $0.30           $(0.15)
              ===================================================================================

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table relates to directors, executive officers, promoters and control persons of the Company at December 31, 1999:

       NAME AND
PRINCIPAL POSITION(S)
     WITH COMPANY                 AGE(1)    BUSINESS AFFILIATIONS DURING PAST FIVE YEARS
-------------------------------------------------------------------------------------------------------------
William E. Rowland                  52      Executive Vice President, Secretary and Director - First City
Chief Executive Officer,                    Bank (January 1986-March 1996); President, Chief Executive
President and Director                      Officer and Director - First City Bancorp, Inc. (May 1988-March
                                            1996); President - Tennessee Credit Corporation (March 1996-June 1996);
                                            President, Chief Executive Officer and Director - Bank of Murfreesboro
                                            (October 1997 - Present); President, Chief Executive Officer and Director
                                            - Murfreesboro Bancorp, Inc. (October 1997 - Present)
-------------------------------------------------------------------------------------------------------------
Joyce Ewell                         56      First Vice President and Director - First City Bank (January
Senior Vice President,                      1986-March 1996); Vice President - First American National Bank
Secretary and Director                      (March 1996-January 1997); Senior Vice President and Director -
                                            Bank of Murfreesboro (October 1997-Present)
-------------------------------------------------------------------------------------------------------------
Olin O. Williams                    69      Surgeon - Murfreesboro Medical Clinic (September 1967-January
Chairman of the Board of                    1994); Director - National Health Care, L.P. (1971-Present);
Directors                                   Director - First City Bank (January 1986-March 1996); Director
                                            - First City Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
Melvin R. Adams                     60      Agent - State Farm Insurance Company (1971-Present); Director -
Director                                    First City Bank (January 1986-March 1996); Director - First
                                            City Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
Thomas E. Batey                     65      President/Owner - Batey's (office supply) (1957-Present);
Director                                    Director - First City Bank (May 1988-March 1996); Director -
                                            First City Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
John Stanley Hooper                 67      President/Owner - Hooper Supply Co., Inc. (1957-95); Director -
Director                                    First City Bank (May 1988-March 1996); Director - First City
                                            Bancorp, Inc. (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
William H. Sloan                    65      President/Owner - Sloan's Sales and Service, Inc. (motorcycle
Director                                    sales, parts and service) (1960-Present); Director - First City
                                            Bank (January 1994-March 1996)
-------------------------------------------------------------------------------------------------------------
Joseph M. Swanson                   61      President - Swanson, Inc. (1960-Present); Owner - Swanson
Director                                    Developments (1983-Present); Director - First City Bank
                                            (January 1986-March 1996); Director - First City Bancorp, Inc.
                                            (May 1988-March 1996)
-------------------------------------------------------------------------------------------------------------
Debbie Ferrell                      46      Assistant Vice President-First City Bank(March 1986 - March
Corporate Secretary                         1996) Vice President-Murfreesboro Bancorp, Inc. (June 1997 - Present)
-------------------------------------------------------------------------------------------------------------
William L. Webb                     40      Controller-First City Bank (August 1987-May 1994);
Vice President, Chief                       Treasurer-First City Bancorp, Inc. (March 1993-March 1996);
Financial Officer                           Assistant Vice President/Internal Auditor-Wilson Bank and Trust
                                            (March 1996-January 1998); Vice President, Chief Financial
                                            Officer-Murfreesboro Bancorp, Inc. (January 1998-Present)
-------------------------------------------------------------------------------------------------------------

(1) - As of December 31, 1999

The above directors have served as directors since commencement of operations on October 6, 1997 and were re-elected at the shareholder meeting on April 13, 1999. The term is for one year with annual reappointment.

At December 31, 1999, there were no family relationships among directors and executive officers. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

ITEM 10 - EXECUTIVE COMPENSATION

There is currently no Executive Compensation Committee. Executive compensation is determined by the board of directors exclusive of the directors (Mr. Rowland and Ms. Ewell) who are also officers of the Company.

The following table sets forth a summary of compensation paid to or accrued on behalf of the chief executive officer and any other officer of the Company whose aggregate compensation exceeded $100,000 during the fiscal years 1999, 1998 and 1997 (No officer had compensation in excess of $100,000 during these periods.):

                                          ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                     ------------------------------  ---------------------------------------------
                                                                                            SECURITIES
                                                           OTHER                               UNDER-        ALL
                                                           ANNUAL    RESTRICTED                LYING        OTHER
     NAME AND                                              COMPEN-     STOCK                  OPTIONS/     COMPEN-
PRINCIPAL POSITION          YEAR     SALARY      BONUS     SATION      AWARDS     SAR'S       PAYOUTS      SATION
------------------          ----     ------      -----     ------      ------     -----       -------      ------
William E. Rowland,         1999     $80,000     $  --     $   --     $   --     $    --      20,000     $ 1,750(1)
Chief Executive Officer     1998     $40,962     $  --     $   --     $   --     $    --      20,000     $ 1,750(1)
                            1997     $16,300     $  --     $   --     $   --     $    --          --     $   750(1)

(1) - Director fees.

All directors were paid $250 monthly through August 1998. The non-employee directors are paid $500 per month. There is no other annual compensation for the directors.

Currently there are no employment contracts between the Company and any of its employees or the Bank and any of its employees.

During 1998, Mr. Rowland received a stock option grant of 20,000 options or 27.78% total options granted, with an exercise price of $10.00 per share with an expiration date of April 28, 2008. These options were granted on April 29, 1998 and vest at a rate of 20% on each anniversary of the grant date beginning in 1999. For 1998 a total of 73,000 options were granted to employees including 1,000 options that were forfeited. 72,000 options had an exercise price of $10.00 per share and 1,000 options had an exercise price of $12.50 per share. All such options expire in 2008. Each non-employee director was granted 3,000 shares in 1998 with an exercise price of $10.00 per share for a total of 18,000 options. These options also expire in 2008 and the non-employee directors were fully vested upon grant of the options.

No options were exercised in 1998 or 1999.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following individuals hold 5% or more of the outstanding voting (common) stock of the Company as of March 1, 1999. No other individual hold 5% or more of the outstanding voting (common) stock of the Company.

TITLE OF           NAME AND ADDRESS           AMOUNT AND NATURE             PERCENT
  CLASS          OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP          OF CLASS
  -----          -------------------         --------------------          --------
Common         William E. Rowland                 143,087 (1)               14.67%
               1110 Virginia Avenue
               Murfreesboro, Tennessee 37130

Common         Joseph M. Swanson                  120,300 (2)               12.49%
               100 East Vine Street - Suite 1500
               Murfreesboro, Tennessee 37130

(1) - Includes 40,000 shares held as trustee for two sons' trusts, stock options for 4,000 shares that expire on April 28, 2008 and 64,087 shares from conversion of debentures held in an individual retirement account and as trustee for sons' trusts.

(2) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008 and 52,800 shares from conversion of debentures.

The following include all directors and officers of the Company and a total of the common stock held by all directors and officers as of December 31, 1999.

          NAME AND ADDRESS                                     AMOUNT AND NATURE       PERCENT
         OF BENEFICIAL OWNER            POSITION             BENEFICIAL OWNERSHIP     OF CLASS
----------------------------------------------------------------------------------------------
William E. Rowland                    President,                143,087 (1)             14.67%
1110 Virginia Avenue                  Chief Executive
Murfreesboro, Tennessee 37130         Officer and Director

Joyce Ewell                           Senior Vice President      42,547 (2)              4.54%
1835 Lexington Trace                  and Director
Murfreesboro, Tennessee 37130

Melvin R. Adams                       Director                   31,000 (3)              3.37%
805 South Church Street
Murfreesboro, Tennessee 37130

Thomas E. Batey                       Director                   11,045 (4)              1.21%
2802 East Main Street
Murfreesboro, Tennessee 37130

John Stanley Hooper                   Director                   20,632 (5)              2.25%
3331 Siegal Lane
Murfreesboro, Tennessee 37129

William H. Sloan                      Director                   17,000 (6)              1.86%
2523 Morgan Road
Murfreesboro, Tennessee 37129

Joseph M. Swanson                     Director                   120,300 (7)            12.49%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee 37130

Olin Williams, M.D.                   Director                   22,275 (8)              2.42%
2007 Riverview Drive
Murfreesboro, Tennessee 37129

Debbie R. Ferrell                     Secretary                  38,307 (9)              4.12%
2621 Spalding Circle
Murfreesboro, Tennessee 37128

William L. Webb                       Chief Financial Officer     1,160 (10)             0.13%
1438 Amberwood Circle
Murfreesboro, Tennessee 37128

All directors and officers as a group                           427,926 (11)            38.67%


(1) Includes 40,000 shares held as trustee for two sons' trusts, options for 4,000 that expire on April 28, 2008 and 64,087 shares from conversion of debentures.
(2) Includes 33 shares held as custodian for a minor, stock options for 2,800 that expire on April 28, 2008 and 31,257 shares from conversion of debentures held individually, in individual retirement account and as custodian for a minor.
(3) Includes stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008 and 8,000 shares from conversion of debentures.
(4) Includes 250 shares held by wife, stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008 and 2,795 shares from conversion of debentures.
(5) Includes 500 shares as custodian for minors, stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008 and 4,854 shares from conversion of debentures held jointly with wife, in individual retirement account, in wife's individual retirement account and as custodian for minors.
(6) Includes 5,000 shares held by wife, stock options for 3,000 shares granted to non-employee directors that expire April 28, 2008 and 4,000 shares from conversion of debentures held individually and by wife.
(7) Includes 500 shares held jointly with daughter, stock options for 3,000 shares granted to non-employee directors that expire April 28, 2008 and 52,800 shares from conversion of debentures.
(8) Includes 400 shares held as custodian for minors, stock options for 3,000 shares granted to non-employee directors that expire on April 28, 2008 and 8,795 shares from conversion of debentures held individually and as custodian for minors.
(9) Includes 200 shares held by husband, 15 shares held as custodian for minors, stock options for 1,800 shares that expire on April 28, 2008 and 12,992 shares from conversion of debentures held individually and as custodian for minors.
(10) Includes 100 shares held as custodian for minor daughter, stock options for 1,000 shares that expire on April 28, 2008 and 60 shares from conversion of debentures.
(11) Includes all shares listed in notes (1) through (10) above with conditions listed above. In the event of a change in control, all stock options become 100% vested.

There are currently no arrangements that may result in a change of ownership of control of the Company. The above directors have served as directors since commencement of operations October 6, 1997 and were re-elected at the shareholder meeting on April 13, 1999. The term is for one year with annual reappointment.

At December 31, 1999, there were no family relationships among directors and officers. Further, no director or officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunctions from involvement with any business, banking or securities activities. With the exception of Dr. Williams, none of the other directors of the Company serve as directors of any other company which has a class of stock registered under the Securities Exchange Act of 1934 or any other bank holding company, bank (with the exception of the Bank), savings and loan association or credit union. Dr. Williams is a director of National HealthCare Corporation and National HealthRealty, Inc.

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

The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 1999 and 1998:

                                                      1999           1998
                                                      ----           ----
Balance - beginning of year                           $3,222        $1,609
New loans and advances during the year                   346         3,109
Repayments during the year                            (1,096)       (1,496)
---------------------------------------------------------------------------
Balance - end of year                                 $2,472        $3,222
==========================================================================

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.   (i) Charter
          Incorporated by reference to Form 10-SB filed April 30, 1998.

          (ii) By-laws
          Incorporated by reference to Form 10-SB filed April 30, 1998.

     4.   Instruments defining rights of security holders
          Incorporated by reference to Form 10-SB filed April 30, 1998.

     11.  Statement re: computation of per share earnings.
          Incorporated by reference to footnote 20 of the consolidated financial statements.

     18.  Letter on change in accounting principle
          Not applicable as this was a change required by a new accounting pronouncement.

     21.  Subsidiaries of Small Business Issuer
          Incorporated by reference to footnote 1 of the consolidated financial statements.

     27.  Financial Data Schedules

     99.  Additional Exhibits
          None.

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

Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date March 23,2000
     ------------------------------------

By /s/ William E. Rowland
   --------------------------------------
                (Signature) *

*  Print the name and title of each signing officer under his or her signature.