Form 10QSB
period 2000-03-31
MURFREESBORO BANCORP INC
filed 2000-05-15
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-24161
                                               ---------

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

Common stock outstanding: 907,609 shares at May 11, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

                                 C O N T E N T S

                                                                         Page
                                                                        Number
                                                                        ------
Consolidated Balance Sheets ...........................................    2

Consolidated Statements of Operations .................................    3

Consolidated Statements of Cash Flows .................................    4

Notes to Consolidated Financial Statements ............................    5


                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                       (Tabular amounts are in thousands)

         ASSETS
                                                             March 31,     December 31,
                                                               2000           1999
                                                               ----           ----
Cash and due from banks                                     $  3,004        $  3,114
Federal funds sold                                             1,155           2,160
-------------------------------------------------------------------------------------
   Total cash and cash equivalents                             4,159           5,274
-------------------------------------------------------------------------------------

Securities available for sale                                 17,383          17,387
Securities held to maturity                                    8,855           8,859
-------------------------------------------------------------------------------------
   Total investment securities                                26,238          26,246
-------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $874,000 and $817,000, respectively                     69,036          64,480
Premises and equipment, net                                    4,917           4,475
Accrued interest receivable                                      789             745
Other assets                                                   1,793           1,684
Deferred tax assets                                              347             342
-------------------------------------------------------------------------------------
   Total assets                                             $107,279        $103,246
=====================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                    $ 90,267        $ 85,695
Securities sold under agreements to repurchase                 4,478           4,889
Accrued interest payable                                         408             344
Accrued expenses and other liabilities                           391             624
Subordinated convertible capital debentures                    3,000           3,000
-------------------------------------------------------------------------------------
   Total liabilities                                          98,544          94,552
-------------------------------------------------------------------------------------


Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000
   shares authorized, no shares issued or outstanding             --              --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                   4,538           4,538
Additional paid-in capital                                     4,530           4,530
Deficit                                                         (209)           (253)
-------------------------------------------------------------------------------------
   Realized shareholders' equity                               8,859           8,815
Accumulated other comprehensive loss                            (124)           (121)
-------------------------------------------------------------------------------------
   Total shareholders' equity                                  8,735           8,694
-------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity               $107,279        $103,246
=====================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


           (Tabular amounts are in thousands except per share amounts)

                                                                         2000            1999
Interest income:
   Interest and fees on loans                                           $1,472          $  846
   Interest on taxable investment securities                               381             397
   Interest on federal funds sold                                           27              30
----------------------------------------------------------------------------------------------
     Total interest income                                               1,880           1,273
----------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                      64             159
   Interest on money market demand accounts                                110              79
   Interest on savings deposits                                              2               1
   Interest on certificates of deposit                                     823             432
----------------------------------------------------------------------------------------------
     Total interest expense on deposits                                    999             671
   Interest on convertible debentures                                       61              --
   Interest on securities sold under agreement to repurchase                61              29
----------------------------------------------------------------------------------------------
     Total interest expense                                              1,121             700
----------------------------------------------------------------------------------------------

     Net interest income                                                   759             573
   Provision for possible loan losses                                       60              96
----------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses          699             477
----------------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                              66              47
   Other fees and commissions                                                4               2
   Increase in cash surrender value of officers' life insurance             19              19
   Other non-interest income                                                17              10
----------------------------------------------------------------------------------------------
     Total non-interest income                                             106              78
----------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                          385             257
   Occupancy expenses, net                                                  27              17
   Furniture and equipment expense                                          43              32
   Other non-interest expense                                              294             175
----------------------------------------------------------------------------------------------
     Total non-interest expense                                            749             481
----------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           56              74
Income tax expense                                                          13              21
----------------------------------------------------------------------------------------------
                Net income                                              $   43          $   53
==============================================================================================
Earnings per share:
      Basic:
                Net income                                              $ 0.05          $ 0.06
==============================================================================================
      Diluted:
                Net income                                              $ 0.05          $ 0.06
==============================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)
                                                                              2000           1999
                                                                              ----           ----
Operating activities:
   Net income                                                              $    43         $    53
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Provision for loan losses                                                  60              96
     Provision for depreciation, amortization and accretion, net                40              33
     Stock dividend on Federal Home Loan Bank stock                             (4)             (3)
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                (44)            (87)
        Increase in cash surrender value of officers' life insurance           (19)            (19)
        Increase in deferred tax asset                                          (5)             (7)
        (Increase) decrease in other assets                                    (90)             10
        Increase (decrease) in accrued interest payable                         64              (9)
        Decrease in accrued expenses and other liabilities                    (233)             24
---------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                    (188)             91
---------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                   --           (4,000)
   Purchase of securities held to maturity                                     --           (3,502)
   Maturities and calls of securities available for sale                       --            9,500
   Maturities and calls of securities held to maturity                         --              500
   Increase in loans, net                                                   (4,613)         (7,719)
   Additions to premises and equipment                                        (475)           (149)
---------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                    (5,088)         (5,370)
---------------------------------------------------------------------------------------------------

Financing activities:
   Net increase in deposits                                                  4,572             670
   Net decrease in securities sold under agreement to repurchase              (411)           (335)
---------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                 4,161             335
---------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                   (1,115)         (4,944)

Cash and cash equivalents at the beginning of the period                     5,274           9,472
---------------------------------------------------------------------------------------------------


Cash and cash equivalents at the end of the period                         $ 4,159         $ 4,528
===================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the quarter for:

        Interest                                                           $ 1,057         $   680
===================================================================================================
        Income taxes                                                       $   120            --
===================================================================================================

Non-cash transactions:

        Increase in unrealized loss on securities available for sale       $    (5)        $    (6)
===================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                   (UNAUDITED)

       (1) BASIS OF PRESENTATION

           The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, the results of operations for the quarters ended March 31, 2000 and 1999, and changes in cash flows for the quarters ended March 31, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

       (2) COMPREHENSIVE INCOME

           Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended March 31, 2000 and 1999, respectively.

                                                                                  Tax     Net of
                                                                     Pre-Tax     Expense    Tax
                                                                      Amount    (Benefit)  Amount
                                                                      ------    ---------  ------

                                                                             (In thousands)
           Quarter ended March 31, 2000

           Net unrealized loss on securities available for sale        $ (5)      $ (2)     $ (3)
           --------------------------------------------------------------------------------------
           Other comprehensive loss                                    $ (5)      $ (2)     $ (3)
           ======================================================================================

           Quarter ended March 31, 1999

           Net unrealized loss on securities available for sale        $(26)      $(12)     $(14)
           --------------------------------------------------------------------------------------
           Other comprehensive loss                                    $(26)      $(12)     $(14)
           ======================================================================================

       (3) EARNINGS PER SHARE

           The weighted average number of common shares outstanding during the quarters ended March 31, 2000 and 1999 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarter ended March 31, 1999. The dilutive effect of common stock options is estimated at 23,158 for the quarter ended March 31, 2000. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the quarter ended March 31, 2000 was $43,000 and the net income for the quarter ended March 31, 1999 was $53,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the quarter ended March 31, 2000 totaled $95,585,000, which represented 91.3% of average total assets. Earning assets totaled $96,425,000 at March 31, 2000. Average earning assets for the quarter ended March 31, 1999 totaled $71,502,000, which represented 93.0% of average total assets. Earning assets totaled $92,886,000 at March 31, 1999.

Loan Portfolio. The Company's average loans for the quarter ended March 31, 2000 were $67,216,000 and for the quarter ended March 31, 1999 were $41,019,000. The balance in total loans at March 31, 2000 was $69,910,000 and $45,510,000 at March 31, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $26,223,000 for the quarter ended March 31, 2000 and $28,041,000 for the quarter ended March 31, 1999. The portfolio totaled $26,234,000 at March 31, 2000 and $24,033,000 at March 31, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value.

At March 31, 2000, unrealized losses in the "Available for Sale" portfolio amounted to $200,000 and there was an unrealized loss of $23,000 at March 31, 1999. The average balance of securities "Available for Sale" during the quarter ended March 31, 2000 was $17,365,000 and the balance at March 31, 2000 was $17,379,000. The average balance of securities "Held to Maturity" during the quarter ended March 31, 2000 was $8,858,000 and the balance at March 31, 2000 was $8,855,000. The average balance of securities "Available for Sale" during the quarter ended March 31, 1999 was $19,192,000 and the balance at March 31, 1999 was $14,656,000. The average balance of securities "Held to Maturity" during the quarter ended March 31, 1999 was $8,849,000 and the balance at March 31, 1999 was $9,377,000.

Deposits. The Company's average deposits were $87,652,000 for the quarter ended March 31, 2000. This included average non-interest-bearing deposits of $5,840,000, average certificates of deposit of $59,586,000, average saving deposits of $448,000 and average interest-bearing transaction accounts of $21,778,000. The Company's average deposits for the quarter ended March 31, 1999 were $65,157,000. This included average non-interest-bearing deposits of $2,822,000, average certificates of deposit of $33,928,000, average savings deposits of $259,000 and average interest-bearing transaction accounts of $28,148,000. Deposits at March 31, 2000 were $90,267,000 and $65,672,000 at
March 31, 1999.

Capital Resources. Shareholders' equity totaled $8,735,000 at of March 31, 2000. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $209,000 and other comprehensive loss in the form of an unrealized loss on securities available for sale of $124,000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) during September 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures begin accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. Interest expense for the quarter ended March 31, 2000 on the debentures totaled $61,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At March 31, 2000 and March 31, 1999, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at March 31, 1999 or March 31, 2000.

Because of the level of capital obtained in formation and from the funds derived from the long-term debt issued in September 1999, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended March 31, 2000 totaled $759,000. This was the result of interest income of $1,880,000 and interest expense of $1,121,000. Interest income produced by the loan portfolio totaled $1,472,000, interest income on investment securities totaled $381,000, and interest income on federal funds totaled $27,000. Interest expense included $823,000 of interest expense on certificates of deposit, interest expense of $64,000 on interest-bearing transaction accounts, interest expense of $110,000 on money market demand accounts, interest expense of $2,000 on savings accounts, interest expense of $61,000 on repurchase agreements and interest expense of $61,000 on the subordinated convertible capital debentures.

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

The net interest margin for the quarter ended March 31, 2000 was 3.19%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.72% and the yield on earning assets was 7.91% for the quarter ended March 31, 2000. The net interest margin for the quarter ended March 31, 1999 was 3.25%. The net cost of funds for the quarter ended March 31, 1999 was 3.97% and the yield on earning assets was 7.22%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended March 31, 2000 was 2.86% and for the quarter ended March 31, 1999 was 2.86%.

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

Management believes that the $874,000 at March 31, 2000 and $817,000 at December 31, 1999 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1999 or at March 31, 2000. Loans past due ninety days or more and still accruing interest at December 31, 1999 totaled $34,000. There were no loans past due ninety days or more and still accruing interest at March 31, 2000. Loans on non-accrual status at March 31, 2000 totaled $19,000 and there were no loans on non-accrual status at December 31, 1999.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $106,000 for the quarter ended March 31, 2000. This included $66,000 from service charges on deposit accounts, other fees of $4,000, $19,000 from the increase in the cash surrender value of officers' life insurance and $17,000 of other non-interest income. There were no gains or losses on securities during the quarter ended March 31, 2000.

Non-interest income totaled $78,000 for the quarter ended March 31, 1999. This included $47,000 on service charge on deposit accounts, other fees of $2,000, $19,000 from the increase in the cash surrender value of the officers' life insurance and $10,000 of other non-interest income including brokerage income.

Non-interest Expenses. Non-interest expense for the quarter ended March 31, 2000 totaled $749,000. Salaries and employee benefits for the quarter ended March 31, 2000 totaled $385,000. Occupancy expense for the quarter ended March 31, 2000 totaled $27,000 while furniture and equipment expense totaled $43,000. All other non-interest expenses totaled $294,000 for the quarter ended March 31, 2000. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended March 31, 1999 totaled $481,000. Salaries and employee benefits for the quarter ended March 31, 1999 totaled $257,000. Occupancy expenses for the quarter ended March 31, 1999 totaled $17,000 while furniture and equipment expenses totaled $32,000. Other non-interest expenses totaled $175,000.

Income Taxes. For the quarter ended March 31, 2000 the Company incurred $13,000 of income tax expenses. For the quarter ended March 31, 1999 the Company incurred income tax expenses of $21,000.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the quarter ended March 31, 2000 was 0.19%. Return on equity (net income divided by average equity) for the quarter ended March 31, 1998 was 2.26%. Equity to assets (average equity divided by average total assets) for the quarter ended March 31, 2000 was 8.30%. There were no dividends paid during the quarter ended March 31, 2000, so no dividend payout ratio is presented.

Return on assets for the quarter ended March 31, 1999 was 0.28%. Return on equity for the quarter ended March 31, 1999 was 2.45%. Equity to assets for the quarter ended March 31, 1999 was 11.27%. There were no dividends paid during the quarter ended March 31, 1999 so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2000 and certain other information:

                                                                           Interest        Average
                                                           Average         Income/          Yields/
                                                           Balance         Expense          Rates
                                                           -------         -------          -----

ASSETS:                                                (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                      $ 67,216       $  1,472           8.87%
U.S. Treasury and other U.S. government agencies             26,223            381           5.85%
States and municipalities                                      --              --             N/A
Federal funds sold                                            2,146             27           5.01%
--------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                95,585          1,880           7.91%
--------------------------------------------------------------------------------------------------
Cash and due from banks                                       2,372
Other assets                                                  7,535
Allowance for possible loan losses                             (830)
--------------------------------------------------------------------------------------------------
Total assets                                               $104,662
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                       $ 22,226            176           3.19%
Certificates of deposit                                      59,586            823           5.55%
Repurchase agreements                                         4,492             61           5.44%
Subordinated convertible capital debentures                   3,000             61           8.13%
--------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense          89,304          1,121           5.05%
--------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                          5,840
Other liabilities                                               831
Shareholders' equity                                          8,687
--------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $104,662
==================================================================================================
Net interest earnings                                                     $    759
==================================================================================================
Net interest income on interest-earning assets                                               3.19%
==================================================================================================

Taxable equivalent adjustment:                                                 N/A


The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 1999 and certain other information:

                                                                              Interest        Average
                                                                Average        Income/         Yields/
                                                                Balance        Expense         Rates
                                                                -------        -------         -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                           $41,019        $  846          8.36%
U.S. Treasury and other U.S. government agencies                 28,041           397          5.75%
States and municipalities                                          --             --            N/A
Federal funds sold                                                2,442            30          4.93%
Interest bearing deposits with other financial institutions        --             --            N/A
----------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                    71,502         1,273          7.22%
----------------------------------------------------------------------------------------------------
Cash and due from banks                                           1,536
Other assets                                                      4,315
Allowance for possible loan losses                                 (498)
----------------------------------------------------------------------------------------------------
Total assets                                                    $76,855
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                            $28,407           239          3.37%
Certificates of deposit                                          33,928           432          5.09%
Repurchase agreements                                             2,744            29          4.23%
----------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense              65,079           700          4.36%
----------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                              2,822
Other liabilities                                                   290
Shareholders' equity                                              8,664
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $76,855
====================================================================================================
Net interest earnings                                                          $  573
====================================================================================================
Net interest income on interest-earning assets                                                 3.25%
====================================================================================================

Taxable equivalent adjustment:                                                    N/A


The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 (in thousands).

                                                                                           Increase
                                                               Increase      Increase     (Decrease)
                                                              (Decrease)    (Decrease)      Due to
                                                 Increase       Due to        Due to       Rate and
                                                (Decrease)      Volume        Rate          Volume
---------------------------------------------------------------------------------------------------
                        ASSETS

Federal funds sold                                $ (3)        $   1          $  (4)       $  --
Investment securities:
Available for sale                                 (20)            4            (25)            1
Held to maturity                                     4             4            --            --
---------------------------------------------------------------------------------------------------
   Investment securities                           (16)            8            (25)            1
---------------------------------------------------------------------------------------------------
Loans                                              626            52            548            26
---------------------------------------------------------------------------------------------------
    Total interest earning assets                  607            61            519            27
---------------------------------------------------------------------------------------------------

                      LIABILITIES

Demand deposits and savings accounts               (63)          (13)           (48)           (2)
Certificates of deposits                           391            39            314            38
---------------------------------------------------------------------------------------------------
    Total interest bearing deposits                328            26            266            36
---------------------------------------------------------------------------------------------------
Short-term borrowings                               32             8             18             6
Long-term debt                                      61           --             --             61
---------------------------------------------------------------------------------------------------
    Total interest bearing liabilities             421            34            284           103
---------------------------------------------------------------------------------------------------

  Total                                           $186         $  27          $ 235        $  (76)
===================================================================================================


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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at March 31, 2000 and December 31, 1999 (in thousands):


                                                           March 31, 2000       December 31, 1999
                                                           --------------       -----------------
Interest-bearing deposits with banks                         $   --                 $    --
Investment securities                                          26,238                  26,246
Federal funds sold                                              1,155                   2,160
Loans:
Real estate                                                    47,765                  34,906
Commercial and other                                           22,145                  30,139
----------------------------------------------------------------------------------------------
Total loans                                                    69,910                  65,045
----------------------------------------------------------------------------------------------
Interest-earning assets                                      $ 97,303               $  93,451
==============================================================================================

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At March 31, 2000, approximately $17,383,000 of investment securities was classified as available for sale and at December 31, 1999, approximately $17,387,000 of investment securities was classified as available for sale. Approximately $200,000 of unrealized loss and $195,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of March 31, 2000 and December 31, 1999, respectively. There was $8,855,000 and $8,859,000 of securities at March 31, 2000 and December 31, 1999 classified as held to maturity, respectively.

At March 31, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at March 31, 2000 (in thousands):


                                                    Amortized          Estimated
                                                      Cost             Fair Value
                                                      ----             ----------
AVAILABLE FOR SALE:
U.S. Treasury                                    $     2,995          $    2,988
U.S. Government agencies                              13,997              13,804
States and political subdivisions                       --                   --
Other securities                                        --                   --
--------------------------------------------------------------------------------
Total available for sale debt securities              16,992              16,792
Federal Reserve Bank stock                               343                 343
Federal Home Loan Bank stock                             248                 248
--------------------------------------------------------------------------------
Total available for sale                              17,583              17,383
================================================================================

HELD TO MATURITY:
U.S. Treasury                                           --                   --
U.S. Government agencies                               8,855               8,602
States and political subdivisions                       --                   --
Other securities                                        --                   --
--------------------------------------------------------------------------------
Total held to maturity                                 8,855               8,602
================================================================================

Total investment portfolio                       $    26,438          $   25,981
================================================================================


At December 31, 1999, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1999 (in thousands):


                                                     Amortized          Estimated
                                                       Cost             Fair Value
                                                       ----             ----------

AVAILABLE FOR SALE:
U.S. Treasury                                       $   2,997           $   2,988
U.S. Government agencies                               13,998              13,812
States and political subdivisions                        --                  --
Other securities                                         --                  --
--------------------------------------------------------------------------------
Total available for sale - debt securities             16,995              16,800
---------------------------------------------------------------------------------
Federal Reserve Bank stock                                343                 343
Federal Home Loan Bank Stock                              244                 244
---------------------------------------------------------------------------------
Total available for sale                               17,582              17,387
=================================================================================

HELD TO MATURITY:
U.S. Treasury                                            --                  --
U.S. Government agencies                                8,859               8,628
States and political subdivisions                        --                  --
Other securities                                         --                  --
---------------------------------------------------------------------------------
Total held to maturity                                  8,859               8,628
=================================================================================
Total investment portfolio                          $  26,441           $  26,015
=================================================================================


The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at March 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                 Amortized         Estimated        Weighted
                                                   Cost           Fair Value      Average Yield
                                                   ----           ----------      -------------

AVAILABLE FOR SALE:
U.S. Treasuries
Due within 1 year                               $  2,995            2,988              5.39%
U.S. Government agencies:
Due within 1 year                                  4,996            4,950              5.25%
Due after 1 year but within 5 years                7,997            7,872              5.72%
Due after 5 years but within 10 years              1,004              982              6.16%
Due after 10 years                                   --               --                N/A
--------------------------------------------------------------------------------------------
Total                                             16,992           16,792              5.56%
--------------------------------------------------------------------------------------------
States and political subdivisions                    --               --                N/A
Other                                                --               --                N/A
--------------------------------------------------------------------------------------------
Total investments available for sale-debt         16,992           16,792              5.53%
--------------------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasuries                                      --               --                N/A
U.S. Government agencies:
Due within 1 year                                    --               --                N/A
Due after 1 year but within 5 years                5,994            5,843              4.49%
Due after 5 years but within 10 years              2,861            2,759              6.17%
Due after 10 years                                   --               --                N/A
--------------------------------------------------------------------------------------------
Total                                              8,855            8,602              6.01%
--------------------------------------------------------------------------------------------
States and political subdivisions                    --               --                N/A
Other                                                --               --                N/A
--------------------------------------------------------------------------------------------
Total held to maturity                             8,855            8,602              6.00%
--------------------------------------------------------------------------------------------
Total investment portfolio-debt securities      $ 25,847          $25,394              5.70%
============================================================================================


The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                 Amortized       Estimated          Weighted
                                                   Cost          Fair Value       Average Yield
                                                   ----          ----------       -------------
AVAILABLE FOR SALE:
U.S. Treasuries
Due within 1 year                               $  2,997            2,988              5.39%
U.S. Government agencies:
Due within 1 year                                  3,999            3,968              5.15%
Due after 1 year but within 5 years                8,994            8,854              5.68%
Due after 5 years but within 10 years              1,005              990              6.18%
Due after 10 years                                   --               --                N/A
--------------------------------------------------------------------------------------------
Total                                             16,995           16,800              5.56%
--------------------------------------------------------------------------------------------
States and political subdivisions                    --               --                N/A
Other                                                --               --                N/A
--------------------------------------------------------------------------------------------
Total investments available for sale-debt         16,995           16,800              5.53%
--------------------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasuries                                      --               --                N/A
U.S. Government agencies:
Due within 1 year                                    --               --                N/A
Due after 1 year but within 5 years                5,998            5,841              4.49%
Due after 5 years but within 10 years              2,861            2,787              6.17%
Due after 10 years                                   --               --                N/A
--------------------------------------------------------------------------------------------
Total                                              8,859            8,628              6.01%
--------------------------------------------------------------------------------------------
States and political subdivisions                    --               --                N/A
Other                                                --               --                N/A
--------------------------------------------------------------------------------------------
Total held to maturity                             8,859            8,628              6.00%
--------------------------------------------------------------------------------------------
Total investment portfolio-debt securities      $ 25,854         $ 25,428              5.70%
===========================================================================================


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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at March 31, 2000 (dollars in thousands).

                                                                         Percent of
                                                       Balance          Total Loans
                                                       -------          -----------

Real estate loans:
Construction and land development                     $  4,118               5.9%
Secured by residential properties                       23,423              33.6%
Secured by commercial real estate                       20,224              29.1%
---------------------------------------------------------------------------------
Total real estate loans                                 47,765              68.6%
---------------------------------------------------------------------------------
Commercial and industrial loans                          9,729              14.0%
Other consumer loans                                    12,144              17.4%
---------------------------------------------------------------------------------
Total loans                                             69,638             100.0%
Unamortized (discounts) premiums and
  net deferred loan costs                                  272              N/A
Allowance for possible loan losses                        (874)             N/A
---------------------------------------------------------------------------------
Net loans                                             $ 69,036              N/A
=================================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 1999 (dollars in thousands).

                                                                        Percent of
                                                       Balance          Total Loans
                                                       -------          -----------
Real estate loans:
Construction and land development                     $  2,702               4.1%
Secured by residential properties                       22,457              34.5%
Secured by commercial real estate                       18,839              29.0%
---------------------------------------------------------------------------------
Total real estate loans                                 43,998              67.6%
---------------------------------------------------------------------------------
Commercial and industrial loans                          9,747              15.0%
Other consumer loans                                    11,300              17.4%
---------------------------------------------------------------------------------
Total loans                                             65,045             100.0%
Unamortized (discounts) premiums and net
   deferred loan costs                                     252              N/A
Allowance for possible loan losses                        (817)             N/A
---------------------------------------------------------------------------------
Net loans                                             $ 64,480              N/A
=================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at March 31, 2000 (in thousands).


                                                        Maturity Range
                                       ------------------------------------------------------
                                           One Year      One Through      Over
                                            or Less      Five Years    Five Years      Total
                                            -------      ----------    ----------      -----
LOAN MATURITY:
Real estate construction loans          $  3,464         $    654      $    --       $  4,118
Real estate mortgage loans                 2,661            4,152        36,834        43,647
Commercial and industrial loans            7,837            1,401           491         9,729
All other loans                            2,147            7,242         2,755        12,144
---------------------------------------------------------------------------------------------
Total loans                             $ 16,109         $ 13,449      $ 40,080      $ 69,638
=============================================================================================

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates            $  4,645         $  7,840      $  9,423      $ 21,908
Floating or adjustable interest rates     11,464            5,609        30,657        47,730
---------------------------------------------------------------------------------------------
Total                                   $ 16,109         $ 13,449      $ 40,080      $ 69,638
=============================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1999 (in thousands).


                                                              Maturity Range
                                               ----------------------------------------------------------
                                                One Year       One Through        Over
                                                or Less        Five Years      Five Years         Total
                                                -------        ----------      ----------         -----

LOAN MATURITY:
Real estate construction loans                 $  1,216        $    426        $  1,060        $   2,702
Real estate mortgage loans                        3,937           4,401          32,958           41,296
Commercial and industrial loans                   7,611           1,856             280            9,747
All other loans                                   1,172           7,380           2,748           11,300
---------------------------------------------------------------------------------------------------------
Total loans                                    $ 13,936        $ 14,063        $ 37,046        $  65,045
=========================================================================================================

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                   $    950        $  8,235        $ 36,367        $  45,552
Floating or adjustable interest rates            12,986           5,828             679           19,493
---------------------------------------------------------------------------------------------------------
Total                                          $ 13,936        $ 14,063        $ 37,046        $  65,045
=========================================================================================================

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

When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and finally to income.

The large number of consumer installment loans and the relatively small dollar amount of each make an individual review impracticable. It is the Company's policy to charge off any consumer installment loan that is past due 90 days or more and is not adequately collateralized.

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $874,000 as of March 31, 2000 or 1.25% of loans outstanding. The allowance for possible loan losses was $817,000 as of December 31, 1999, or 1.25% of loans outstanding. The provision for possible loan losses charged against earnings during 2000 was $60,000. Loans totaling $3,000 were charged-off (with no recoveries made) during the quarter ended March 31, 2000. The provision for possible loan losses charged against earnings during the year ended December 31, 1999 was $353,000. Loans totaling $10,000 were charged-off (with recoveries made of $1,000) during the year ended December 31, 1999.

No loans were past due and still accruing interest at March 31, 2000. There were $34,000 of loans past due and still accruing interest at December 31, 1999. There were $19,000 of loans classified as non-accrual at March 31, 2000 and no loans were classified as non-accrual at December 31, 1999. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at March 31, 2000 or at December 31, 1999.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at March 31, 2000 and December 31, 1999 (in thousands):


                                                          March 31,     December 31,
                                                            2000           1999
                                                            ----           ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations               $  5,195       $  6,873
U. S. Government and states and political subdivisions        --             --
Certified and official checks                                 356            630
---------------------------------------------------------------------------------
Total non-interest-bearing deposits                         5,551          7,503
---------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                           22,657         21,794
Saving accounts                                               574            367
Certificates of deposit, less than $100,000                37,211         35,277
Certificates of deposit, $100,000 or greater               24,274         20,754
---------------------------------------------------------------------------------
Total interest-bearing deposits                            84,716         78,192
---------------------------------------------------------------------------------
Total deposits                                           $ 90,267       $ 85,695
=================================================================================


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the quarter ended March 31, 2000 and the year ended December 31, 1999 (dollars in thousands):



                                      Quarter Ended               Year Ended
                                      March 31, 2000           December 31,1999
                                      --------------           ----------------
Non-interest-bearing deposits      $  5,840      N/A       $  3,859          N/A
Interest-bearing demand deposits     21,778     3.21%        25,591         3.22%
Savings accounts                        448     2.07%           346         2.08%
Certificates of deposit              59,586     5.55%        41,353         5.16%
---------------------------------------------------------------------------------
Total deposits                     $ 87,652     4.91%      $ 71,149         4.40%
=================================================================================

At March 31, 2000, certificates of deposits greater than $100,000 aggregated approximately $24,274,000. The following table indicates, as of March 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                       3 Months    3 to 12      1 to 5    Over 5
                                       or less     Months        Years     Years
                                       -------     ------        -----     -----
Certificates of deposit               $  5,826    $ 15,756     $  2,692     --
=================================================================================

At December 31, 1999, certificates of deposits greater than $100,000 aggregated approximately $20,754,000. The following table indicates, as of December 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                       3 Months    3 to 12     1 to 5     Over 5
                                       or less     Months       Years     Years
                                       -------     ------       -----     -----
Certificates of deposit               $ 10,643    $  7,253     $ 2,858      --
=================================================================================

LIQUIDITY

Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified funding base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 1999 was 71.7% and for the quarter ended March 31, 2000 was 76.7%.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholders' equity less goodwill and excess tax assets, and Tier II capital which is primarily the qualifying portion of the allowance for possible loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill and excess tax assets. In 1999, the ratio was modified to reduce Tier 1 Capital by the amount of investments in unconsolidated subsidiaries.

The following table gives the various capital ratios and balances at March 31, 2000 and December 31, 1999 (dollars in thousands) for the Company:


                                                      March 31, 2000     December 31, 1999
                                                      --------------     -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                    $   8,859            $  8,815
Less investments in unconsolidated subsidiaries                25                  --
Less excess tax assets                                        147                 323
-------------------------------------------------------------------------------------
Total Tier I capital                                        8,687            $  8,559
-------------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                             3,000               3,000
Qualifying allowance for loan losses                          874                 817
-------------------------------------------------------------------------------------
Total Tier II capital                                       3,874               3,817
-------------------------------------------------------------------------------------
Total capital                                           $  12,561            $ 12,376
=====================================================================================
Risk-adjusted assets                                    $  80,458            $ 76,553
=====================================================================================
Quarterly average assets                                $ 104,662            $ 95,890
=====================================================================================

RATIOS:
Tier I capital to risk-adjusted assets                       10.8%               11.2%
Tier II capital to risk-adjusted assets                       4.9%                5.0%
Total capital to risk-adjusted assets                        15.6%               16.2%
Leverage--Tier I capital to quarterly
    Average assets less disallowed intangibles                8.3%                8.9%


The following table gives the various capital ratios and balances at March 31, 2000 and at December 31, 1999 (dollars in thousands) for the Bank:


                                                            March 31, 2000     December 31, 1999
                                                            --------------     -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                          $  11,659             $ 11,569
Less investments in unconsolidated subsidiaries                      25                  --
Less excess tax assets                                              113                  247
----------------------------------------------------------------------------------------------
Total Tier I capital                                             11,521               11,322
----------------------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                                    --                   --
Qualifying allowance for loan losses                                874                  817
----------------------------------------------------------------------------------------------
Total Tier II capital                                               874                  817
----------------------------------------------------------------------------------------------
Total capital                                                 $  12,395            $  12,139
==============================================================================================
Risk-adjusted assets                                          $  80,402            $  76,497
==============================================================================================
Quarterly average assets                                      $ 104,365            $  95,890
==============================================================================================

RATIOS:
Tier I capital to risk-adjusted assets                             14.3%                14.8%
Tier II capital to risk-adjusted assets                             1.1%                 1.1%
Total capital to risk-adjusted assets                              15.4%                15.9%
Leverage--Tier I capital to quarterly
    Average assets less disallowed intangibles                     11.0%                11.8%


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

On March 31, 2000 and December 31, 1999, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

Short-term borrowings at March 31, 2000 and December 31, 1999 is comprised of the following:


                                                                March 31,     Dec. 31,
                                                                  2000          1999
                                                                  ----          ----
Federal funds purchased                                         $    --        $2,000
Securities sold under agreement to repurchase                     4,478         2,889
-------------------------------------------------------------------------------------
         Total                                                  $ 4,478        $4,889
=====================================================================================

Securities underlying the repurchase agreements - obligations of U.S. Government agencies and corporations with amortized
cost of approximately $5,093,000 and $6,364,000 at March 31,
2000 and December 31, 1999, respectively, and estimated
fair values of $4,965,000 and 6,211,000
at March 31, 2000 and December 31, 1999, respectively           $ 4,478        $2,889
=====================================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $4,492,000 during the quarter ended March 31, 2000 and $3,309,000 during the year ended December 31, 1999 and the maximum amount outstanding at any month end during these periods was approximately $4,806,000 and 5,892,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

PROPERTY ACQUISITIONS:

During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The construction was significantly completed in April 2000. The cost of this renovation and construction and related furnishings is estimated at $2,400,000. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from forty-three at December 31, 1999 to forty-seven at March 31, 2000.

The Company anticipates increasing the number of employees during 2000 to approximately fifty employees to service the anticipated loan and deposit growth and related support services during the next twelve months. When the proposed new building is completed, additional employees will be added during the year 2000 beginning with the second quarter.

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



                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date  May 12, 2000
     ---------------------


By  /s/ William L. Webb
    ---------------------------------------------
     (Signature) *
     William L. Webb,
     Principal Accounting Officer and Chief Financial Officer

*  Print the name and title of each signing officer under his or her signature.