Form 10QSB
period 2000-06-30
MURFREESBORO BANCORP INC
filed 2000-08-14
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the six month period ended JUNE 30, 2000

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

Common stock outstanding: 907,609 shares at August 7, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2000




                                 C O N T E N T S

                                                                          Page
                                                                          Number
                                                                          ------
Consolidated Balance Sheets ...........................................      2

Consolidated Statements of Operations .................................     3-4

Consolidated Statements of Cash Flows .................................      5

Notes to Consolidated Financial Statements ............................      6




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                       (Tabular amounts are in thousands)

         ASSETS

                                                                              June 30,   December 31,
                                                                                2000        1999
                                                                             ---------    ---------
Cash and due from banks                                                      $   2,107    $   3,114
Federal funds sold                                                               1,850        2,160
---------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                               3,957        5,274
---------------------------------------------------------------------------------------------------

Securities available for sale                                                   16,413       17,387
Securities held to maturity                                                      8,852        8,859
---------------------------------------------------------------------------------------------------
   Total investment securities                                                  25,265       26,246
---------------------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $903,000 and $817,000, respectively                                       71,365       64,480
Premises and equipment, net                                                      4,958        4,475
Accrued interest receivable                                                        798          745
Other assets                                                                     1,815        1,684
Deferred tax assets                                                                359          342
---------------------------------------------------------------------------------------------------
   Total assets                                                              $ 108,517    $ 103,246
===================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                     $  91,388    $  85,695
Short-term borrowings                                                            4,460        4,889
Accrued interest payable                                                           457          344
Accrued expenses and other liabilities                                             425          624
Subordinated convertible capital debentures                                      3,000        3,000
---------------------------------------------------------------------------------------------------
   Total liabilities                                                            99,730       94,552
---------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                  --           --
Common stock, $5.00 par value, 5,000,000 shares authorized
   and 907,609 shares issued and outstanding                                     4,538        4,538
Additional paid-in capital                                                       4,530        4,530
Deficit                                                                           (165)        (253)
---------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                 8,903        8,815
Accumulated other comprehensive loss                                              (116)        (121)
---------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                    8,787        8,694
---------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                $ 108,517    $ 103,246
===================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

                                                                     2000     1999
Interest income:
   Interest and fees on loans                                       $3,072   $1,856
   Interest on taxable investment securities                           757      725
   Interest on federal funds sold                                       50       58
-----------------------------------------------------------------------------------
     Total interest income                                           3,879    2,639
-----------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                 123      267
   Interest on money market demand accounts                            235      178
   Interest on savings deposits                                          6        3
   Interest on certificates of deposit                               1,740      890
-----------------------------------------------------------------------------------
     Total interest expense on deposits                              2,104    1,338
   Interest on securities sold under agreement to repurchase           123       63
   Interest on subordinated convertible capital debentures             127       --
-----------------------------------------------------------------------------------
     Total interest expense                                          2,354    1,401
-----------------------------------------------------------------------------------

Net interest income                                                  1,525    1,238
        Provision for possible loan losses                              93      175
-----------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses    1,432    1,063
-----------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                         141       98
   Other fees and commissions                                           10        6
   Increase in cash surrender value of officers' life insurance         40       38
   Other non-interest income                                            52       25
-----------------------------------------------------------------------------------
     Total non-interest income                                         243      167
-----------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                      795      546
   Occupancy expenses, net                                              76       35
   Furniture and equipment expense                                      97       70
   Other non-interest expense                                          588      398
-----------------------------------------------------------------------------------
     Total non-interest expense                                      1,556    1,049
-----------------------------------------------------------------------------------
      Income before income taxes                                       119      181
Income tax expense                                                      31       55
-----------------------------------------------------------------------------------
                Net income                                          $   88   $  126
===================================================================================
Earnings per share:
      Basic:
                Net income                                          $ 0.10   $ 0.14
===================================================================================
      Diluted:
                Net income                                          $ 0.09   $ 0.14
===================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

                                                                     2000     1999
Interest income:
   Interest and fees on loans                                       $1,600   $1,010
   Interest on taxable investment securities                           375      328
   Interest on federal funds sold                                       24       28
-----------------------------------------------------------------------------------
     Total interest income                                           1,999    1,366
-----------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                  62      108
   Interest on money market demand accounts                            125       99
   Interest on savings deposits                                          3        2
   Interest on certificates of deposit                                 915      458
-----------------------------------------------------------------------------------
     Total interest expense on deposits                              1,105      667
   Interest on securities sold under agreement to repurchase            62       34
   Interest on subordinated convertible capital debentures              66       --
-----------------------------------------------------------------------------------
     Total interest expense                                          1,233      701
-----------------------------------------------------------------------------------

Net interest income                                                    766      665
        Provision for possible loan losses                              33       79
-----------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses      733      586
-----------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                          75       51
   Other fees and commissions                                            6        4
   Increase in cash surrender value of officers' life insurance         21       19
   Other non-interest income                                            35       15
-----------------------------------------------------------------------------------
     Total non-interest income                                         137       89
-----------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                      410      289
   Occupancy expenses, net                                              49       18
   Furniture and equipment expense                                      54       38
   Other non-interest expense                                          294      223
-----------------------------------------------------------------------------------
     Total non-interest expense                                        807      568
-----------------------------------------------------------------------------------
Income before income taxes                                              63      107
Income tax expense                                                      18       34
-----------------------------------------------------------------------------------
                Net income                                          $   45   $   73
===================================================================================
Earnings per share:
      Basic:
                Net income                                          $ 0.05   $ 0.08
===================================================================================
      Diluted:
                Net income                                          $ 0.05   $ 0.08
===================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

                                                                         2000        1999
Operating activities:
   Net income (loss)                                                    $    88    $    126
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Provision for loan losses                                               93         175
     Provision for depreciation, amortization and accretion, net             73          85
     Changes in assets and liabilities:
        Increase in accrued interest receivable                             (53)        (95)
        Increase in cash surrender value of officers' life insurance        (40)        (38)
        Increase in deferred tax asset                                      (19)         (7)
        Increase in other assets                                            (91)         (6)
        Increase (decrease) in accrued interest payable                     113          (3)
        Increase (decrease) in accrued expenses and other liabilities      (199)        175
-------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                       (35)        412
-------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                 --      (8,043)
   Purchase of securities held to maturity                                   --      (4,501)
   Maturities and calls of securities available for sale                  1,000      12,000
   Maturities and calls of securities held to maturity                       --       2,000
   Proceeds from sales of securities available for sale                      --         990
   Increase in loans, net                                                (6,971)    (14,025)
   Additions to premises and equipment                                     (575)       (441)
-------------------------------------------------------------------------------------------
   Net cash used by investing activities                                 (6,546)    (12,020)
-------------------------------------------------------------------------------------------

Financing activities:
   Net increase in deposits                                               5,693       3,332
   Net increase (decrease) in securities sold under agreement
        to repurchase                                                      (429)      1,868
-------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              5,264       5,200
-------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                (1,317)     (6,408)

Cash and cash equivalents at the beginning of the period                  5,274       9,472
-------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of the period                      $ 3,957    $  3,064
===========================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the six months for:
        Interest                                                        $ 2,241    $  1,404
        Income taxes                                                    $   150    $     --
===========================================================================================
Non-cash transactions:
        Stock dividend on Federal Home Loan Bank common stock           $     6    $      3
        Increase in unrealized gain (loss) on securities available
            for sale net of taxes                                       $     5    $    (81)
===========================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, the results of operations for the quarters ended June 30, 2000 and 1999, and changes in cash flows for the quarters ended June 30, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the six months ended June 30, 2000 and 1999, respectively.

                                                                            Tax       Net of
                                                                Pre-Tax    Expense     Tax
                                                                 Amount   (Benefit)   Amount
                                                                 ------   ---------   ------
                                                                        (In thousands)
         Six months ended June 30, 2000:
         Net unrealized loss on securities available for sale     $  (9)     $ (4)     $ (5)
         ------------------------------------------------------------------------------------
         Other comprehensive loss                                 $  (9)     $ (4)     $ (5)
         ====================================================================================

         Six months ended June 30, 1999:
         Net unrealized loss on securities available for sale     $(131)     $(43)     $(88)
         ------------------------------------------------------------------------------------
         Other comprehensive loss                                 $(131)     $(43)     $(88)
         ====================================================================================

         The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended June 30, 2000 and 1999, respectively.

                                                                            Tax       Net of
                                                                Pre-Tax    Expense     Tax
                                                                 Amount   (Benefit)   Amount
                                                                 ------   ---------   ------
                                                                        (In thousands)
         Quarter ended June 30, 2000:
         Net unrealized loss on securities available for sale     $  (4)     $ (2)     $ (2)
         ------------------------------------------------------------------------------------
         Other comprehensive loss                                 $  (4)     $ (2)     $ (2)
         ====================================================================================

         Quarter ended June 30, 1999:
         Net unrealized loss on securities available for sale     $(105)     $(31)     $(74)
         ------------------------------------------------------------------------------------
         Other comprehensive loss                                 $(105)     $(31)     $(74)
         ====================================================================================

(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the six months and quarters ended June 30, 2000 and 1999 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarter ended June 30, 1999. The dilutive effect of common stock options is estimated at 22,200 for the quarter ended June 30, 2000. The effect of dilutive common stock options was 17,800 shares for the six months ended June 30, 1999. The dilutive effect of common stock options is estimated at 22,700 for the six months ended June 30, 2000. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the six months ended June 30, 2000 was $88,000 and the net income for the six months ended June 30, 1999 was $126,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the six months ended June 30, 2000 totaled $96,894,000, which represents 91.5% of average total assets. Earning assets totaled $93,383,000 at June 30, 2000. Average earning assets for the six months ended June 30, 1999 totaled $72,609,000, which represented 93.4% of average total assets. Earning assets totaled $77,224,000 at June 30, 1999 and $93,703,000 at December 31, 1999.

Loan Portfolio. The Company's average loans for the six months ended June 30, 2000 were $69,202,000 and for the six months ended June 30, 1999 were $44,745,000. The balance in total loans at June 30, 2000 was $72,268,000, $65,297,000 at December 31, 1999 and $51,816,000 at June 30, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $25,887,000 for the six months ended June 30, 2000 and $25,465,000 for the six months ended June 30, 1999. The portfolio totaled $25,265,000 at June 30, 2000, $26,246,000 at December 31, 1999 and $23,997,000 at June 30, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at cost. At June 30, 2000, there was an unrealized loss of in the "Available for Sale" portfolio of $174,000, an unrealized loss of $195,000 at December 31, 1999 and an unrealized loss of $112,000 at June 30, 1999.

The average balance of securities "Available for Sale" during the six months ended June 30, 2000 was $17,031,000 and the balance at June 30, 2000 was $16,413,000. The average balance of securities "Held to Maturity" during the six months ended June 30, 2000 was $8,856,000 and the balance at June 30, 2000 was $8,852,000.

The average balance of securities "Available for Sale" during the six months ended June 30, 1999 was $16,523,000 and the balance at June 30, 1999 was $15,127,000. The average balance of securities "Available for Sale" during the quarter ended June 30, 1999 was $13,854,000 and $16,697,000 for the quarter ended June 30, 2000. The average balance of securities "Held to Maturity" during the six months ended June 30, 1999 was $8,942,000 and the balance at June 30, 1999 was $8,870,000.

The average balance of securities "Available for Sale" during the quarter ended June 30, 1999 was $13,854,000 and $16,697,000 for the quarter ended June 30, 2000. The average balance of securities "Held to Maturity" during the quarter ended June 30, 1999 was $9,035,000 and $8,854,000 for the quarter ended June 30, 2000.

Deposits. The Company's average deposits were $89,076,000 for the six months ended June 30, 2000. This included average non-interest-bearing deposits of $5,731,000, average certificates of deposit of $60,934,000, average saving deposits of $548,000 and average interest-bearing transaction accounts of $21,863,000.

The Company's average deposits for the six months ended June 30, 1999 were $66,095,000. This included average non-interest-bearing deposits of $3,095,000, average certificates of deposit of $35,402,000, average savings deposits of $309,000 and average interest-bearing transaction accounts of $27,289,000. Deposits totaled $68,334,000 at June 30, 1999, $85,695,000 at December 31, 1999
and $91,338,000 at June 30, 2000.

Capital Resources. Shareholders' equity totaled $8,787,000 at of June 30, 2000. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $165,000 and accumulated other comprehensive income in the form of an unrealized loss on securities available for sale of $116,000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) during September 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures begin accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. Interest expense for the six months ended June 30, 2000 on the debentures totaled $127,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At June 30, 1999, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks as well as a secured federal funds purchase line of $4,000,000. None of these lines were drawn at June 30, 2000. There was $1,500,000 of secured federal funds purchased at June 30, 1999 secured by U.S government agency securities.

Because of the level of capital obtained in formation and from the funds derived from the long-term debt issued in September 1999, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the six months ended June 30, 2000 totaled $1,525,000. This was the result of interest income of $3,879,000 and interest expense of $2,354,000. Interest income produced by the loan portfolio totaled $3,072,000, interest income on investment securities totaled $757,000, and interest income on federal funds totaled $50,000. Interest expense included $1,740,000 of interest expense on certificates of deposit, interest expense of $126,000 on interest-bearing transaction accounts, interest expense of $232,000 on money market demand accounts, interest expense of $6,000 on savings accounts, interest expense on securities sold under agreement to repurchase and federal funds purchased of $123,000 and interest expense on subordinated convertible capital debentures of $127,000.

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

The net interest margin for the six months ended June 30, 2000 was 3.15%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.86% and the yield on earning assets was 8.01% for the six months ended June 30, 2000. The net interest margin for the six months ended June 30, 1999 was 3.44%. The net cost of funds for the six months ended June 30, 1999 was 3.89% and the yield on earning assets was 7.33%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 2000 was 2.82% and for the six months ended June 30, 1999 was 3.04%.

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

Management believes that the $817,000 at December 31, 1999 and $903,000 at June 30, 2000 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future. Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless there is reason to believe the collection of principal and interest is fairly certain. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis.

There were no impaired loans or foreclosed real estate held for sale at December 31, 1999 or at June 30, 2000. Loans past due ninety days or more and still accruing interest at December 31, 1999 totaled $34,000. There were no loans past due ninety days or more and still accruing interest at June 30, 2000. Loans on non-accrual status at June 30, 2000 totaled $19,000. There were no loans on non-accrual status at December 31, 1999.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $243,000 for the six months ended June 30, 2000. This included $141,000 from service charges on deposit accounts, other fees of $10,000, $40,000 from the increase in the cash surrender value of the officer's life insurance and $52,000 of other non-interest income. There were no gains or losses on securities during the six months ended June 30, 2000.

Non-interest income totaled $167,000 for the six months ended June 30, 1999. This included $98,000 on service charge on deposit accounts, other fees of $6,000 and $25,000 of other non-interest income including brokerage income and $38,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the six months ended June 30, 2000 totaled $1,556,000. Salaries and employee benefits for the six months ended June 30, 2000 totaled $795,000. Occupancy expense for the six months ended June 30, 2000 totaled $76,000 while furniture and equipment expense totaled $97,000. All other non-interest expenses totaled $588,000 for the six months ended June 30, 2000. Other non-interest expenses include advertising, data processing expenses, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the six months ended June 30, 1999 totaled $1,049,000. Salaries and employee benefits for the six months ended June 30, 1999 totaled $546,000. Occupancy expenses for the six months ended June 30, 1999 totaled $35,000 while furniture and equipment expenses totaled $70,000. Other non-interest expenses totaled $398,000.

Income Taxes. For the six months ended June 30, 2000 the incurred income tax expenses of $31,000 for an effective tax rate of 26.01%. For the six months ended June 30, 1999 the Company incurred income tax expenses of $55,000 for an effective tax rate of 30.39%. Approximately $40,000 of income earned during the six months ended June 30, 2000 is exempt from income taxes and approximately $38,000 of income earned during the six months ended June 30, 1999 is exempt from income taxes.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended June 30, 2000 totaled $766,000. This was the result of interest income of $1,999,000 and interest expense of $1,233,000. Interest income produced by the loan portfolio totaled $1,600,000, interest income on investment securities totaled $375,000, and interest income on federal funds totaled $24,000. Interest expense included $915,000 of interest expense on certificates of deposit, interest expense of $62,000 on interest-bearing transaction accounts, interest expense of $125,000 on money market demand accounts, interest expense on savings accounts of $3,000. Further interest expense was incurred related to securities sold under agreement to repurchase and subordinated convertible capital debentures of $62,000 and $66,000, respectively.

Net interest income for the quarter ended June 30, 1999 totaled $665,000. This was the result of interest income of $1,366,000 and interest expense of $701,000. Interest income produced by the loan portfolio totaled $1,010,000, interest income on investment securities totaled $328,000 and interest income on federal funds totaled $28,000. Interest expense included $458,000 of interest expense on certificates of deposit, interest expense of $108,000 on interest-bearing transaction accounts, interest expense of $99,000 on money market demand accounts, interest expense on savings accounts of $2,000 and interest expense on securities sold under agreement to repurchase of $34,000.

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

The net interest margin for the quarter ended June 30, 2000 was 3.12%. The net cost of funds, defined as interest expense divided by average-earning assets, was 5.02% and the yield on earning assets was 8.14% for the quarter ended June 30, 2000. The net interest margin for the quarter ended June 30, 1999 was 3.62%. The net cost of funds for the quarter ended June 30, 1999 was 4.22% and the yield on earning assets was 7.43%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended June 30, 2000 was 2.79% and for the quarter ended June 30, 1999 was 3.23%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $137,000 for the quarter ended June 30, 2000. This included $75,000 from service charges on deposit accounts, other fees of $6,000, increase in cash surrender value of officers' life insurance of $21,000 and $35,000 of other non-interest income. There were no gains or losses on securities during the quarter ended June 30, 2000.

Non-interest income totaled $89,000 for the quarter ended June 30, 1999. This included $51,000 on service charge on deposit accounts, other fees of $4,000, $15,000 of other non-interest income including brokerage income and $19,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the quarter ended June 30, 2000 totaled $807,000. Salaries and employee benefits for the quarter ended June 30, 2000 totaled $410,000. Occupancy expense for the quarter ended June 30, 2000 totaled $49,000 while furniture and equipment expense totaled $54,000. All other non-interest expenses totaled $294,000 for the quarter ended June 30, 2000. Other non-interest expenses include advertising, data processing expenses, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended June 30, 1999 totaled $568,000. Salaries and employee benefits for the quarter ended June 30, 1999 totaled $289,000. Occupancy expenses for the quarter ended June 30, 1999 totaled $18,000 while furniture and equipment expenses totaled $38,000. Other non-interest expenses totaled $223,000.

Income Taxes. For the quarter ended June 30, 2000 the Company incurred income tax expenses of $18,000 for an effective tax rate of 28.6%. For the quarter ended June 30, 1999 the Company incurred income tax expenses of $34,000 for an effective tax rate of 31.78%. Approximately $21,000 of income earned during the quarter ended June 30, 2000 is exempt from income taxes and approximately $19,000 of income earned during the six months ended June 30, 1999 is exempt from income taxes.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the six months ended June 30, 2000 was 0.166%. Return on assets for the six months ended June 30, 1999 was 0.32%. Return on assets for the quarter ended June 30, 2000 was 0.168% while return on assets for the quarter ended June 30, 1999 was 0.37%.

Return on equity (net income divided by average equity) for the six months ended June 30, 2000 was 2.02%. Return on equity for the six months ended June 30, 1999 was 3.02%. Return on equity for the quarter ended June 30, 2000 was 2.05% while return on equity for the quarter ended June 30, 1999 was 3.58%.

Equity to assets (average equity divided by average total assets) for the six months ended June 30, 2000 was 8.24%. Equity to assets for the six months ended June 30, 1999 was 10.84%. Equity to assets for the quarter ended June 30, 2000 was 8.19% while equity to assets for the quarter ended June 30, 1999 was 10.41%.

There were no dividends paid during the quarters or six months ended June 30, 2000 or 1999, so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 2000 indicated and certain other information:

                                                                  Interest    Average
                                                       Average     Income/    Yields/
                                                       Balance     Expense     Rates
                                                       -------     -------     -----
                                                         (Fully taxable equivalent -
                                                            dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                 $  69,202     $3,072     8.88%
U.S. Treasury and other U.S. government agencies         25,887        757     5.85%
States and municipalities                                    --         --      N/A
Federal funds sold                                        1,805         50     5.54%
-------------------------------------------------------------------------------------
Total interest-earning assets/interest income            96,894      3,879     8.01%
-------------------------------------------------------------------------------------
Cash and due from banks                                   2,292
Other assets                                              7,621
Allowance for possible loan losses                         (856)
-------------------------------------------------------------------------------------
Total assets                                          $ 105,951
====================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                  $  22,411        364     3.25%
Certificates of deposit                                  60,934      1,740     5.71%
Repurchase agreements                                     4,398        123     5.59%
Subordinated convertible capital debentures               3,000        127     8.47%
-------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense      90,743      2,354     5.19%
-------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                      5,731
Other liabilities                                           744
Shareholders' equity                                      8,733
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 105,951
====================================================================================
Net interest earnings                                               $1,525
====================================================================================
Net interest income on interest-earning assets                                 3.15%
====================================================================================

Taxable equivalent adjustment:                                        N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 1999 indicated and certain other information:

                                                                  Interest    Average
                                                       Average     Income/    Yields/
                                                       Balance     Expense     Rates
                                                       -------     -------     -----
                                                         (Fully taxable equivalent -
                                                            dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                 $ 44,745     $1,856     8.37%
U.S. Treasury and other U.S. government agencies        25,465        725     5.74%
States and municipalities                                   --         --      N/A
Federal funds sold                                       2,399         58     4.87%
-------------------------------------------------------------------------------------
Total interest-earning assets/interest income           72,609      2,639     7.33%
-------------------------------------------------------------------------------------
Cash and due from banks                                  1,489
Other assets                                             4,191
Allowance for possible loan losses                        (549)
-------------------------------------------------------------------------------------
Total assets                                          $ 77,740
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                  $ 27,598        448     3.27%
Certificates of deposit                                 35,402        890     5.07%
Repurchase agreements                                    2,865         63     4.43%
-------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense     65,865      1,401     4.29%
-------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                     3,095
Other liabilities                                          357
Shareholders' equity                                     8,423
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 77,740
====================================================================================
Net interest earnings                                              $1,238
====================================================================================
Net interest income on interest-earning assets                                3.44%
====================================================================================

Taxable equivalent adjustment:                                        N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the six months ended June 30, 1999 to the six months ended June 30, 2000 (in thousands).

                                                               INCREASE     INCREASE     INCREASE
                                                              (DECREASE)   (DECREASE)   (DECREASE)
                                                  INCREASE      DUE TO       DUE TO     DUE TO RATE
                                                 (DECREASE)      RATE        VOLUME      AND VOLUME
---------------------------------------------------------------------------------------------------
                        ASSETS

Interest earning assets:

Interest bearing deposits with other banks             --          --            --           --
Federal funds sold                                     (8)          8           (14)          (2)
Investment securities                                  32          14            12            6
Loans                                               1,216         113         1,021           82
------------------------------------------------------------------------------------------------
    Total interest earning assets                   1,240         135         1,019           86
------------------------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

Demand deposits and savings accounts                  (84)         (2)          (84)           2
Certificates of deposits                              850         113           647           90
Repurchase agreements                                  60          17            34            9
Subordinated convertible
   capital debentures                                 127          --           127           --
------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                953         128           724          101
------------------------------------------------------------------------------------------------

  Total                                               287           7           295          (15)
================================================================================================

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 2000 indicated and certain other information:

                                                                  Interest    Average
                                                       Average     Income/    Yields/
                                                       Balance     Expense     Rates
                                                       -------     -------     -----
                                                         (Fully taxable equivalent -
                                                            dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                 $  71,188     $1,600     8.99%
U.S. Treasury and other U.S. government agencies         25,551        375     5.87%
States and municipalities                                    --         --      N/A
Federal funds sold                                        1,463         24     6.56%
-------------------------------------------------------------------------------------
Total interest-earning assets/interest income            98,202      1,999     8.14%
-------------------------------------------------------------------------------------
Cash and due from banks                                   2,212
Other assets                                              7,707
Allowance for possible loan losses                         (882)
-------------------------------------------------------------------------------------
Total assets                                          $ 107,239
=====================================================================================


Liabilities and shareholders' equity:

Interest-bearing liabilities:
Demand deposits and savings accounts                  $  22,597        190     3.36%
Certificates of deposit                                  62,282        915     5.88%
Repurchase agreements                                     4,304         62     5.76%
Subordinated convertible capital debentures               3,000         66     8.80%
-------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense      92,183      1,233     5.35%
-------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                      5,622
Other liabilities                                           655
Shareholders' equity                                      8,779
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 107,239
=====================================================================================
Net interest earnings                                               $  766
=====================================================================================
Net interest income on interest-earning assets                                 3.12%
=====================================================================================

 Taxable equivalent adjustment: N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 1999 indicated and certain other information:

                                                                  Interest    Average
                                                       Average     Income/    Yields/
                                                       Balance     Expense     Rates
                                                       -------     -------     -----
                                                         (Fully taxable equivalent -
                                                            dollars in thousands)
ASSETS:

Interest-earning assets:

Loans                                                 $ 48,471     $1,010     8.36%
U.S. Treasury and other U.S. government agencies        22,889        328     5.75%
States and municipalities                                   --         --      N/A
Federal funds sold                                       2,357         28     4.76%
-------------------------------------------------------------------------------------
Total interest-earning assets/interest income           73,717      1,366     7.43%
-------------------------------------------------------------------------------------
Cash and due from banks                                  1,441
Other assets                                             4,066
Allowance for possible loan losses                        (599)
-------------------------------------------------------------------------------------
Total assets                                          $ 78,625
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                  $ 26,788        209     3.13%
Certificates of deposit                                 36,876        458     4.98%
Repurchase agreements                                    2,987         34     4.57%
-------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense     66,651        701     4.22%
-------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                     3,368
Other liabilities                                          425
Shareholders' equity                                     8,181
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 78,625
=====================================================================================
Net interest earnings                                               $ 665
=====================================================================================
Net interest income on interest-earning assets                                3.62%
=====================================================================================

Taxable equivalent adjustment:                                       N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended June 30, 1999 to the quarter ended June 30, 2000 (in thousands).

                                                               INCREASE     INCREASE     INCREASE
                                                              (DECREASE)   (DECREASE)   (DECREASE)
                                                  INCREASE      DUE TO       DUE TO     DUE TO RATE
                                                 (DECREASE)      RATE        VOLUME      AND VOLUME
---------------------------------------------------------------------------------------------------
                        ASSETS

Interest earning assets:

Interest bearing deposits with other banks             --          --            --           --
Federal funds sold                                     (4)         10           (10)          (4)
Investment securities                                  47           8            38            1
Loans                                                 590          76           475           39
-------------------------------------------------------------------------------------------------
    Total interest earning assets                     633          94           503           36
-------------------------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

Demand deposits and savings accounts                  (19)         16           (33)          (2)
Certificates of deposits                              457          82           317           58
Repurchase agreements                                  28           9            15            4
Subordinated convertible
   capital debentures                                  66          --            66           --
-------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                532         107           365           60
-------------------------------------------------------------------------------------------------

  Total                                               101         (13)           138         (24)
=================================================================================================

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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at June 30, 2000 and December 31, 1999 (in thousands):

                                                               June 30,    December 31,
                                                                 2000          1999
                                                               --------       -------
Interest-bearing deposits with banks                            $    --       $    --
Investment securities                                            25,265        26,246
Federal funds sold                                                1,850         2,160
Loans:
Real estate                                                      50,525        34,906
Commercial and other                                             21,743        30,139
--------------------------------------------------------------------------------------
Total loans                                                      72,268        65,045
--------------------------------------------------------------------------------------
Interest-earning assets                                         $99,383       $93,451
======================================================================================

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At June 30, 2000, approximately $16,413,000 of investment securities was classified as available for sale and at December 31, 1999, approximately $17,387,000 of investment securities was classified as available for sale. Approximately $174,000 and $195,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of June 30, 2000 and December 31, 1999, respectively. There was $8,852,000 and $8,859,000 of securities at June 30, 2000 and December 31, 1999 classified as held to maturity, respectively.

At June 30, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at June 30, 2000 (in thousands):

                                                      Amortized   Estimated
                                                         Cost     Fair Value
                                                         ----     ----------
AVAILABLE FOR SALE:
U.S. Treasury                                          $ 1,996     $ 1,992
U.S. Government agencies                                13,996      13,826
States and political subdivisions                           --          --
Other securities                                            --          --
---------------------------------------------------------------------------
Total available for sale - debt securities              15,992      15,818
---------------------------------------------------------------------------
Federal Reserve Bank stock                                 343         343
Federal Home Loan Bank Stock                               252         252
---------------------------------------------------------------------------
Total available for sale                                16,587      16,413
===========================================================================

HELD TO MATURITY:
U.S. Treasury                                               --          --
U.S. Government agencies                                 8,852       8,591
States and political subdivisions                           --          --
Other securities                                            --          --
---------------------------------------------------------------------------
Total held to maturity                                   8,852       8,591
===========================================================================

Total investment portfolio                             $25,439     $25,004
===========================================================================

At December 31, 1999, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1999 (in thousands):

                                                      Amortized   Estimated
                                                         Cost     Fair Value
                                                         ----     ----------
AVAILABLE FOR SALE:

U.S. Treasury                                          $ 2,997     $ 2,988
U.S. Government agencies                                13,998      13,812
States and political subdivisions                           --          --
Other securities                                            --          --
---------------------------------------------------------------------------
Total available for sale - debt securities              16,995      16,800
---------------------------------------------------------------------------
Federal Reserve Bank stock                                 343         343
Federal Home Loan Bank Stock                               244         244
---------------------------------------------------------------------------
Total available for sale                                17,582      17,387
===========================================================================

HELD TO MATURITY:
U.S. Treasury                                               --          --
U.S. Government agencies                                 8,859       8,628
States and political subdivisions                           --          --
Other securities                                            --          --
---------------------------------------------------------------------------
Total held to maturity                                   8,859       8,628
===========================================================================

Total investment portfolio                             $26,441     $26,015
===========================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at June 30, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                                       Weighted
                                              Amortized   Estimated     Average
                                                 Cost     Fair Value     Yield
                                                 ----     ----------   --------
AVAILABLE FOR SALE:
U.S. Treasuries
Due within 1 year                              $ 1,996       1,992        5.46%
U.S. Government agencies:
Due within 1 year                                5,499       5,472        5.26%
Due after 1 year but within 5 years              7,497       7,369        5.69%
Due after 5 years but within 10 years            1,000         985        6.16%
Due after 10 years                                  --          --         N/A
--------------------------------------------------------------------------------
Total                                           13,996      13,826        5.53%
--------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
--------------------------------------------------------------------------------
Total investments available for sale-debt       15,992      15,818        5.53%
--------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasuries                                     --          --         N/A
U.S. Government agencies:
Due within 1 year                                   --          --         N/A
Due after 1 year but within 5 years              6,348       6,155        5.93%
Due after 5 years but within 10 years            2,504       2,436        6.18%
Due after 10 years                                  --          --         N/A
--------------------------------------------------------------------------------
Total                                            8,852       8,591        6.00%
--------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
--------------------------------------------------------------------------------
Total held to maturity                           8,852       8,602        6.00%
--------------------------------------------------------------------------------
Total investment portfolio-debt securities     $24,844     $24,409        5.70%
================================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                                       Weighted
                                              Amortized   Estimated     Average
                                                 Cost     Fair Value     Yield
                                                 ----     ----------   --------
AVAILABLE FOR SALE:
U.S. Treasuries
Due within 1 year                              $ 2,997       2,988        5.39%
U.S. Government agencies:
Due within 1 year                                3,999       3,968        5.15%
Due after 1 year but within 5 years              8,994       8,854        5.68%
Due after 5 years but within 10 years            1,005         990        6.18%
Due after 10 years                                  --          --         N/A
--------------------------------------------------------------------------------
Total                                           16,995      16,800        5.56%
--------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
--------------------------------------------------------------------------------
Total investments available for sale-debt       16,995      16,800        5.53%
--------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasuries                                     --          --         N/A
U.S. Government agencies:
Due within 1 year                                   --          --         N/A
Due after 1 year but within 5 years              5,998       5,841        4.49%
Due after 5 years but within 10 years            2,861       2,787        6.17%
Due after 10 years                                  --          --         N/A
--------------------------------------------------------------------------------
Total                                            8,859       8,628        6.01%
--------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
--------------------------------------------------------------------------------
Total held to maturity                           8,859       8,628        6.00%
--------------------------------------------------------------------------------
Total investment portfolio-debt securities     $25,854     $25,428        5.70%
================================================================================

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at June 30, 2000 (dollars in thousands).

                                                                   Percent of
                                                     Balance       Total Loans
                                                     -------       -----------
Real estate loans:
Construction and land development                    $  4,378           6.1%
Secured by residential properties                      24,918          34.6%
Secured by commercial real estate                      21,229          29.5%
---------------------------------------------------------------------------
Total real estate loans                                50,525          70.2%
---------------------------------------------------------------------------
Commercial and industrial loans                         8,859          12.3%
Other consumer loans                                   12,590          17.5%
---------------------------------------------------------------------------
Total loans                                            71,974         100.0%
Unamortized premiums and net deferred loan costs          294           N/A
Allowance for possible loan losses                       (903)          N/A
---------------------------------------------------------------------------
Net loans                                            $ 71,365           N/A
===========================================================================


The following table sets forth the composition of the Company's loan portfolio at December 31, 1999 (dollars in thousands).

                                                                   Percent of
                                                     Balance       Total Loans
                                                     -------       -----------
Real estate loans:
Construction and land development                    $  2,702           4.1%
Secured by residential properties                      22,457          34.5%
Secured by commercial real estate                      18,839          29.0%
---------------------------------------------------------------------------
Total real estate loans                                43,998          67.6%
---------------------------------------------------------------------------
Commercial and industrial loans                         9,747          15.0%
Other consumer loans                                   11,300          17.4%
---------------------------------------------------------------------------
Total loans                                            65,045         100.0%
Unamortized (discounts) premiums and net
   deferred loan costs                                    252           N/A

Allowance for possible loan losses                       (817)          N/A
---------------------------------------------------------------------------
Net loans                                            $ 64,480           N/A
===========================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at June 30, 2000 (in thousands).

                                                         Maturity Range
                                           -----------------------------------------
                                           One Year  One Through    Over
                                           or Less   Five Years  Five Years    Total
                                           -------   ----------  ----------    -----
LOAN MATURITY:
Real estate construction loans             $ 1,177     $ 3,201     $   --     $ 4,378
Real estate mortgage loans                  10,234      34,960        953      46,147
Commercial and industrial loans              7,466       1,393         --       8,859
All other loans                              4,351       6,641      1,598      12,590
--------------------------------------------------------------------------------------
Total loans                                $23,228     $46,195     $2,551     $71,974
======================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates               $ 4,321     $14,519     $2,551     $21,391
Floating or adjustable interest rates       18,907      31,676         --      50,583
--------------------------------------------------------------------------------------
Total                                      $23,228     $46,195     $2,551     $71,974
======================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1999 (in thousands).

                                                         Maturity Range
                                           -----------------------------------------
                                           One Year  One Through    Over
                                           or Less   Five Years  Five Years    Total
                                           -------   ----------  ----------    -----
LOAN MATURITY:
Real estate construction loans            $ 1,216     $   426     $ 1,060     $ 2,702
Real estate mortgage loans                  3,937       4,401      32,958      41,296
Commercial and industrial loans             7,611       1,856         280       9,747
All other loans                             1,172       7,380       2,748      11,300
--------------------------------------------------------------------------------------
Total loans                               $13,936     $14,063     $37,046     $65,045
======================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates              $   950     $ 8,235     $36,367     $45,552
Floating or adjustable interest rates      12,986       5,828         679      19,493
--------------------------------------------------------------------------------------
Total                                     $13,936     $14,063     $37,046     $65,045
======================================================================================

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $903,000 as of June 30, 2000 or 1.25% of loans outstanding. The allowance for possible loan losses was $817,000 as of December 31, 1999, or 1.25% of loans outstanding. The provision for possible loan losses charged against earnings during 2000 was $93,000. Loans totaling $8,000 were charged-off (with recoveries made of $1,000) during the six months ended June 30, 2000. The provision for possible loan losses charged against earnings during the year ended December 31, 1999 was $353,000. Loans totaling $10,000 were charged-off (with recoveries made of $1,000) during the year ended December 31, 1999.

No loans were past due and still accruing interest at June 30, 2000. There were $34,000 of loans past due and still accruing interest at December 31, 1999. There were $19,000 of loans classified as non-accrual at June 30, 2000 and no loans were classified as non-accrual at December 31, 1999. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at June 30, 2000 or at December 31, 1999.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at June 30, 2000 and December 31, 1999 (in thousands):

                                                         June 30,  December 31,
                                                           2000        1999
                                                           ----        ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations                $ 5,728     $ 6,873
U. S. Government and states and political subdivisions         --          --
Certified and official checks                                 279         630
------------------------------------------------------------------------------
Total non-interest-bearing deposits                         6,007       7,503
------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                           21,684      21,794
Saving accounts                                               762         367
Certificates of deposit, less than $100,000                37,661      35,277
Certificates of deposit, $100,000 or greater               25,274      20,754
------------------------------------------------------------------------------
Total interest-bearing deposits                            85,381      78,192
------------------------------------------------------------------------------
Total deposits                                            $91,388     $85,695
==============================================================================


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the six months ended June 30, 2000 and the year ended December 31, 1999 (dollars in thousands):

                                      Six Months Ended           Year Ended
                                       June 30, 2000          December 31,1999
                                       -------------          ----------------
Non-interest-bearing deposits        $ 5,731       N/A       $ 3,859       N/A
Interest-bearing demand deposits      21,863      3.32%       25,591      3.22%
Savings accounts                         548      2.07%          346      2.08%
Certificates of deposit               60,934      5.74%       41,353      5.16%
                                     -------     -----       -------     -----
Total deposits                       $89,076      5.08%      $71,149      4.40%
                                     =======     =====       =======     =====


At June 30, 2000, certificates of deposits greater than $100,000 aggregated approximately $25,274,000. The following table indicates, as of June 30, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                   3 Months     3 to 12     1 to 5      Over 5
                                    or less     Months       Years       Years
                                    -------     ------       -----       -----
Certificates of deposit             $ 8,424     $13,670     $3,180          --
=================================================================================

At December 31, 1999, certificates of deposits greater than $100,000 aggregated approximately $20,754,000. The following table indicates, as of December 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                   3 Months     3 to 12     1 to 5      Over 5
                                    or less     Months       Years       Years
                                    -------     ------       -----       -----
Certificates of deposit             $10,643     $ 7,253     $2,858          --
=================================================================================

LONG TERM DEBT

The Company has outstanding $3,000,000 of floating rate subordinated convertible capital debentures at June 30, 2000 and December 31, 1999. Such debentures earn interest at prime rate less 0.5%. The debentures convert to one share of common stock for every $12.50 of debentures held.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 1999 was 71.7% and for the six months ended June 30, 2000 was 77.7%.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholders' equity less goodwill and excess tax assets, and Tier II capital which is primarily the qualifying portion of the allowance for possible loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill and excess tax assets. In 2000, the ratio was modified to reduce Tier 1 Capital by the amount of investments in unconsolidated subsidiaries.

The following table gives the various capital ratios and balances at June 30, 2000 and December 31, 1999 (dollars in thousands) for the Company:

                                                    June 30,   December 31,
                                                      2000        1999
                                                      ----        ----
CAPITAL:
Tier I capital:
Shareholders' equity                                $  8,903      $ 8,815
Less investments in unconsolidated subsidiaries           15           --
Less excess tax assets                                   359          256
--------------------------------------------------------------------------
Total Tier I capital                                   8,529      $ 8,559
--------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                        3,000        3,000
Qualifying allowance for loan losses                     903          817
--------------------------------------------------------------------------
Total Tier II capital                                  3,903        3,817
--------------------------------------------------------------------------
Total capital                                       $ 12,432      $12,376
==========================================================================
Risk-adjusted assets                                $ 81,332      $76,553
==========================================================================
Quarterly average assets                            $107,235      $95,890
==========================================================================

RATIOS:
Tier I capital to risk-adjusted assets                  10.5%        11.2%
Tier II capital to risk-adjusted assets                  4.8%         5.0%
Total capital to risk-adjusted assets                   15.3%        16.2%
Leverage -- Tier I capital to quarterly
    Average assets less disallowed intangibles           8.0%         8.9%

The following table gives the various capital ratios and balances at June 30, 2000 and at December 31, 1999 (dollars in thousands) for the Bank:

                                                    June 30,   December 31,
                                                      2000        1999
                                                      ----        ----
CAPITAL:
Tier I capital:
Shareholders' equity                                $ 11,759      $11,569
Less investments in unconsolidated subsidiaries           15           --
Less excess tax assets                                   313          247
--------------------------------------------------------------------------
Total Tier I capital                                  11,431       11,322
--------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                           --           --
Qualifying allowance for loan losses                     903          817
--------------------------------------------------------------------------
Total Tier II capital                                    903          817
--------------------------------------------------------------------------
Total capital                                       $ 12,334      $12,139
==========================================================================
Risk-adjusted assets                                $ 81,211      $76,497
==========================================================================
Quarterly average assets                            $107,235      $95,890
==========================================================================

RATIOS:
Tier I capital to risk-adjusted assets                  14.1%        14.8%
Tier II capital to risk-adjusted assets                  1.1%         1.1%
Total capital to risk-adjusted assets                   15.2%        15.9%
Leverage -- Tier I capital to quarterly
    Average assets less disallowed intangibles          10.7%        11.8%

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

On June 30, 2000 and December 31, 1999, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

Short-term borrowings at June 30, 2000 and December 31, 1999 is comprised of the following:

                                                    June 30,   Dec. 31,
                                                      2000       1999
                                                      ----       ----
Federal funds purchased                              $   --     $2,000
Securities sold under agreement to repurchase         4,460      2,889
----------------------------------------------------------------------
         Total                                       $4,460     $4,889
======================================================================

Securities underlying the repurchase agreements -
obligations of U.S. Government agencies and
corporations with amortized cost of approximately
$6,352,000 and $6,364,000 at June 30, 2000 and
December 31, 1999, respectively, and estimated
fair values of $6,179,000 and 6,211,000 at June 30,
2000 and December 31, 1999, respectively             $4,460     $2,889
======================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $3,803,000 during the six months ended June 30, 2000 and $3,309,000 during the year ended December 31, 1999 and the maximum amount outstanding at any month end during these periods was approximately $5,323,000 and 5,892,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

PROPERTY ACQUISITIONS:

During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The construction was significantly completed in April 2000. The cost of this renovation and construction and related furnishings was approximately $2,400,000. No other significant property acquisitions are planned for the next year. The Company sold its branch building of approximately 6,500 square feet to a director in April 2000 for approximately $425,000. The sales price was the at fair market value and equated the Company's cost of the property. There was no gain or loss recognized on this transaction. The Company has leased approximately 1,700 square feet of the property for five years beginning in April 2000. The lease rate is at market rate and the lease contains three five year options. The Company's cost of the leasehold improvements is approximately $202,000.

PERSONNEL:

The Company increased the number of employees from forty-three at December 31, 1999 to forty-seven at June 30, 2000. The Company anticipates increasing the number of employees during 2000 to approximately fifty employees to service the anticipated loan and deposit growth and related support services during the next twelve months.

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

None

ITEM 3. DEFAULT ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held April 20, 2000.

(b) Each of the persons named in the Proxy Statement as a nominee for director was elected, the authorized number of shares of common stock was increased from 1,000,000 to 5,000,000, two amendments were approved in relation to the Company's stock option plan and the selection of Rayburn, Betts and Bates, P.C. as independent auditors for the Company for 2000 was ratified. The following are the voting results on each of the matters:

(1) Election of the entire board of directors who are as follows:


                         Total Number of Shares Voting:

                            Shares                                         Broker
                            Voting        For       Against   Withheld    Non-Votes
------------------------------------------------------------------------------------
Melvin R- Adams             608,320      608,120      150        50           0
Thomas E. Batey             608,320      608,070      200        50           0
Joyce Ewell                 608,320      608,120      150        50           0
J. Stanley Hooper           608,320      608,120      150        50           0
William E. Rowland          608,320      608,120      150        50           0
William R Sloan             608,320      608,120      150        50           0
Joseph M. Swanson           608,320      608,070      200        50           0
Olin O. Williams            608,320      608,120      150        50           0

(2) To approve two amendments to the Company's stock option plan was as follows:

                         Total Number of Shares Voting:

                            Shares                                         Broker
                            Voting        For       Against   Withheld    Non-Votes
------------------------------------------------------------------------------------
                            608,320      605,720      2,500      100          0

(3) The amend the Company's charter to increase the authorized number of shares of common stock from 1,000,000 to 5,000,000 was as follows:

                         Total Number of Shares Voting:

                            Shares                                         Broker
                            Voting        For       Against   Withheld    Non-Votes
------------------------------------------------------------------------------------
                          607,820        607,320      100         400         0

(4) The election of Rayburn, Betts and Bates, P. C. as independent auditors for the Company was as follows:

                         Total Number of Shares Voting:

                            Shares                                         Broker
                            Voting        For       Against   Withheld    Non-Votes
------------------------------------------------------------------------------------
                            608,320      606,470      250      1,600         0


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


Date August 10, 2000
     ---------------



By   /s/ William L. Webb
     --------------------------------
         (Signature) *
         William L. Webb,
         Principal Accounting Officer and Chief Financial Officer

- Print the name and title of each signing officer under his or her signature.