Form 10QSB
period 2000-09-30
MURFREESBORO BANCORP INC
filed 2000-11-14
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the nine month period ended September 30, 2000

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

Common stock outstanding: 907,609 shares at November 12, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

                                 C O N T E N T S

                                                                           Page
                                                                          Number
                                                                          ------

Consolidated Balance Sheets ...........................................      2

Consolidated Statements of Operations .................................     3-4

Consolidated Statements of Cash Flows .................................      5

Notes to Consolidated Financial Statements ............................     6-7

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                       (Tabular amounts are in thousands)

         ASSETS                                                               (Unaudited)
                                                                              September 30,  December 31,
                                                                                  2000           1999
                                                                               ---------      ---------
Cash and due from banks                                                        $   1,718      $   3,114
Federal funds sold                                                                 4,260          2,160
-------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                 5,978          5,274
-------------------------------------------------------------------------------------------------------
Securities available for sale                                                     17,983         17,387
Securities held to maturity                                                        8,848          8,859
-------------------------------------------------------------------------------------------------------
   Total investment securities                                                    26,831         26,246
-------------------------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $935,000 and $817,000, respectively                                         73,924         64,480
Premises and equipment, net                                                        5,026          4,475
Accrued interest receivable                                                          812            745
Other assets                                                                       2,040          1,684
Deferred tax assets                                                                  158            342
-------------------------------------------------------------------------------------------------------
   Total assets                                                                $ 114,769      $ 103,246
=======================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                       $  96,160      $  85,695
Short-term borrowings                                                              5,539          4,889
Accrued interest payable                                                             634            344
Accrued expenses and other liabilities                                               567            624
Subordinated convertible capital debentures                                        3,000          3,000
-------------------------------------------------------------------------------------------------------
Total liabilities                                                              $ 105,900      $  94,552
-------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                    --             --
Common stock, $5.00 par value, 5,000,000 shares authorized
   and 907,609 shares issued and outstanding                                       4,538          4,538
Additional paid-in capital                                                         4,530          4,530
Deficit                                                                             (133)          (253)
-------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                   8,935          8,815
Accumulated other comprehensive income                                               (66)          (121)
-------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                      8,869          8,694
-------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                  $ 114,769      $ 103,246
=======================================================================================================





See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
           (Tabular amounts are in thousands except per share amounts)

                                                                       2000       1999
Interest income:
   Interest and fees on loans                                         $4,805     $3,009
   Interest on taxable investment securities                           1,123      1,062
   Interest on federal funds sold                                        127        112
---------------------------------------------------------------------------------------
     Total interest income                                             6,055      4,183
---------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                   182        349
   Interest on money market demand accounts                              364        295
   Interest on savings deposits                                            9          5
   Interest on certificates of deposit                                 2,790      1,469
---------------------------------------------------------------------------------------
     Total interest expense on deposits                                3,345      2,118
   Interest on securities sold under agreement to repurchase             191        109
   Interest on subordinated convertible capital debentures               194         --
---------------------------------------------------------------------------------------
     Total interest expense                                            3,730      2,227
---------------------------------------------------------------------------------------

Net interest income                                                    2,325      1,956
Provision for possible loan losses                                       127        237
---------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses      2,198      1,719
---------------------------------------------------------------------------------------
Non-interest income:
   Service charges on deposits                                           234        159
   Other fees and commissions                                             14          8
   Increase in cash surrender value of officers' life insurance           59         56
   Gain on sale of investment securities                                  --          2
   Other non-interest income                                              87         34
---------------------------------------------------------------------------------------
     Total non-interest income                                           394        259
---------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                      1,217        867
   Occupancy expenses, net                                               130         54
   Furniture and equipment expense                                       162        109
   Other non-interest expense                                            913        571
---------------------------------------------------------------------------------------
     Total non-interest expense                                        2,422      1,601
---------------------------------------------------------------------------------------
      Income before income taxes                                         170        377
Income tax expense                                                        51        121
---------------------------------------------------------------------------------------
                Net income                                            $  119     $  256
=======================================================================================
Earnings per share:
                Basic net income                                      $ 0.13     $ 0.28
=======================================================================================
                Diluted net income                                    $ 0.13     $ 0.28
=======================================================================================





See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
           (Tabular amounts are in thousands except per share amounts)

                                                                       2000        1999
Interest income:
   Interest and fees on loans                                         $1,733     $ 1,153
   Interest on taxable investment securities                             366         337
   Interest on federal funds sold                                         77          54
----------------------------------------------------------------------------------------
     Total interest income                                             2,176       1,544
----------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                    59          83
   Interest on money market demand accounts                              128         116
   Interest on savings deposits                                            4           2
   Interest on certificates of deposit                                 1,050         579
----------------------------------------------------------------------------------------
     Total interest expense on deposits                                1,241         780
   Interest on securities sold under agreement to repurchase              68          46
   Interest on subordinated convertible capital debentures                67          --
----------------------------------------------------------------------------------------
     Total interest expense                                            1,376         826
----------------------------------------------------------------------------------------

Net interest income                                                      800         718
Provision for possible loan losses                                        34          62
----------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses        766         656
----------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                            93          61
   Other fees and commissions                                              4           2
   Increase in cash surrender value of officers' life insurance           19          18
   Gain on sale of investment securities                                  --           2
   Other non-interest income                                              35           9
----------------------------------------------------------------------------------------
     Total non-interest income                                           151          92
----------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                        422         321
   Occupancy expenses, net                                                54          19
   Furniture and equipment expense                                        65          39
   Other non-interest expense                                            325         173
----------------------------------------------------------------------------------------
     Total non-interest expense                                          866         552
----------------------------------------------------------------------------------------
Income before income taxes                                                51         196
Income tax expense                                                        20          66
----------------------------------------------------------------------------------------
                Net income (loss)                                     $   31     $   130
========================================================================================

Earnings per share:
         Basic net income                                             $ 0.03     $  0.14
========================================================================================
         Diluted net income                                           $ 0.03     $  0.14
========================================================================================





See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                       (Tabular amounts are in thousands)

                                                                                          2000          1999
Operating activities:
   Net income                                                                           $    119      $    256
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                               127           237
     Provision for depreciation, amortization and accretion, net                             177           134
     Changes in assets and liabilities:
        Increase in accrued interest receivable                                              (67)         (122)
        Increase in cash surrender value of officers' life insurance                         (59)          (56)
        (Increase) decrease in deferred tax asset                                            221            (7)
        Increase in other assets                                                            (297)          (80)
        Increase in accrued interest payable                                                 290            42
        Increase in accrued expenses and other liabilities                                   (57)          280
--------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                               454           684
--------------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                              (4,486)       (9,232)
   Purchase of securities held to maturity                                                    --        (4,501)
   Maturities and calls of securities available for sale                                   4,000        14,267
   Maturities and calls of securities held to maturity                                        --         2,000
   Proceeds from sales of securities available for sale                                       --           990
   Increase in loans, net                                                                 (9,663)      (18,775)
   Additions to premises and equipment                                                      (716)       (1,579)
--------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                 (10,865)      (16,830)
--------------------------------------------------------------------------------------------------------------

Financing activities:
   Sale of subordinated convertible capital debentures                                        --         2,975
   Net increase in deposits                                                               10,465        10,383
   Net increase in securities sold under agreement to repurchase                             650         1,983
--------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                              11,115        15,341
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         704          (805)

Cash and cash equivalents at the beginning of the period                                   5,274         9,472
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                                      $  5,978      $  8,667
==============================================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
        Interest                                                                        $  3,440      $  2,185
==============================================================================================================

Non-cash transactions:
        Stock dividend on Federal Home Loan Bank common stock                           $     13      $     12
        Increase in unrealized gain (loss) on securities available for sale, net of
         $23,000 and $(23,000) in tax effect                                            $     97      $   (108)
==============================================================================================================




See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, the results of operations for the quarters and nine months ended September 30, 2000 and 1999, the changes in cash flows for the quarters and nine months ended September 30, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2000 and 1999, respectively.

                                                                              Tax     Net of
                                                                Pre-Tax     Expense    Tax
                                                                 Amount    (Benefit)  Amount
                                                                 ------    ---------  ------
                                                                       (In thousands)
         Nine months ended September 30, 2000

         Net unrealized gain on securities available for sale     $  97      $ 42      $ 55
         ----------------------------------------------------------------------------------
         Other comprehensive income                               $  97      $ 42      $ 55
         ==================================================================================

         Nine months ended September 30, 1999

         Net unrealized loss on securities available for sale     $(132)     $(43)     $(89)
         ----------------------------------------------------------------------------------
         Other comprehensive income (loss)                        $(132)     $(43)     $(89)
         ==================================================================================

         The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended September 30, 2000 and 1999, respectively.

                                                                              Tax     Net of
                                                                Pre-Tax     Expense    Tax
                                                                 Amount    (Benefit)  Amount
                                                                 ------    ---------  ------
                                                                       (In thousands)
         Quarter ended September 30, 2000

         Net unrealized gain on securities available for sale     $  76      $ 26      $ 50
         ----------------------------------------------------------------------------------
         Other comprehensive income                               $  76      $ 26      $ 50
         ==================================================================================

         Quarters ended September 30, 1999

         Net unrealized gain on securities available for sale     $  20      $ --      $ 20
         ----------------------------------------------------------------------------------
         Other comprehensive income                               $  20      $ --      $ 20
         ==================================================================================


(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the nine months and quarters ended September 30, 2000 and 1999 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarters ended September 30, 2000 and 1999. The effect of dilutive common stock options was 17,800 shares for the nine months ended September 30, 1999. The dilutive effect of common stock options is estimated at 21,118 for the nine months ended September 30, 2000. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the nine months ended September 30, 2000 was $119,000 and the net income for the nine months ended September 30, 1999 was $256,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the nine months ended September 30, 2000 totaled $98,617,000, which represents 91.4% of average total assets. Earning assets totaled $105,950,000 at September 30, 2000. Average earning assets for the nine months ended September 30, 1999 totaled $75,505,000, which represented 93.6% of average total assets. Earning assets totaled $86,693,000 at September 30, 1999 and $93,703,000 at December 31, 1999.

Loan Portfolio. The Company's average loans for the nine months ended September 30, 2000 were $70,431,000 and for the nine months ended September 30, 1999 were $47,737,000. The balance in total loans at September 30, 2000 was $74,859,000, $65,297,000 at December 31, 1999, and $56,566,000 at September 30, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $25,447,000 for the nine months ended September 30, 2000 and $24,729,000 for the nine months ended September 30, 1999. The portfolio totaled $26,831,000 at September 30, 2000, $26,246,000 at December 31, 1999, and $22,958,000 at
September 30, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized cost. At September 30, 2000, there was unrealized loss of $98,000 in the "Available for Sale" portfolio and there was an unrealized loss of $132,000 at September 30, 1999. The average balance of securities "Available for Sale" during the nine months ended September 30, 2000 was $16,593,000 and the balance at September 30, 2000 was $17,983,000. The average balance of securities "Held to Maturity" during the nine months ended September 30, 2000 was $8,854,000 and the balance at September 30, 2000 was $8,848,000. The average balance of securities "Available for Sale" during the nine months ended September 30, 1999 was $15,812,000 and the balance at September 30, 1999 was $14,093,000. The average balance of securities "Available for Sale" during the quarter ended September 30, 1999 was $14,390,000 and $15,717,000 for the quarter ended September 30, 2000. The average balance of securities "Held to Maturity" during the nine months ended September 30, 1999 was $8,917,000 and the balance at September 30, 1999 was $8,865,000. The average balance of securities "Held to Maturity" during the quarter ended September 30, 1999 was $8,867,000 and $8,850,000 for the quarter ended September 30, 2000.

Deposits. The Company's average deposits were $90,887,000 for the nine months ended September 30, 2000. This included average non-interest-bearing deposits of $5,751,000, average certificates of deposit of $62,830,000, average saving deposits of $605,000 and average interest-bearing transaction accounts of $21,701,000. The Company's average deposits for the nine months ended September 30, 1999 were $68,385,000. This included average non-interest-bearing deposits of $3,304,000, average certificates of deposit of $38,413,000, average savings deposits of $338,000 and average interest-bearing transaction accounts of $26,330,000. Deposits totaled $96,160,000 at September 30, 2000, $85,695,000 at December 31, 1999, and
$75,385,000 at September 30, 1999.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) on September 29, 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%.

Capital Resources. Shareholders' equity totaled $8,869,000 at of September 30, 2000. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $133,000 and other comprehensive income in the form of an unrealized loss on securities available for sale (net of tax) of $66,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At September 30, 2000 and September 30, 1999, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks as well as a secured federal funds purchase line of $4,000,000. None of these lines were drawn at September 30, 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the nine months ended September 30, 2000 totaled $2,325,000. This was the result of interest income of $6,055,000 and interest expense of $3,730,000. Interest income produced by the loan portfolio totaled $4,805,000, interest income on investment securities totaled $1,123,000, and interest income on federal funds totaled $127,000. Interest expense included $2,790,000 of interest expense on certificates of deposit, interest expense of $555,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts and interest expense on securities sold under agreement to repurchase of $191,000 and interest expense on subordinated convertible capital debentures of $194,000.

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

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the nine months ended September 30, 2000 was 3.15%. The net cost of funds, defined as interest expense divided by average-earning assets, was 5.05% and the yield on earning assets was 8.20% for the nine months ended September 30, 2000. The net interest margin for the nine months ended September 30, 1999 was 3.45%. The net cost of funds for the nine months ended September 30, 1999 was 3.96% and the yield on earning assets was 7.41%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 2000 was 2.81% and for the nine months ended September 30, 1999 was 3.04%.

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

Management believes that the $817,000 at December 31, 1999 and $935,000 at September 30, 2000 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at December 31, 1999 or at September 30, 1999. Loans past due ninety days or more and still accruing interest at December 31, 1999 totaled $34,000 and $151,000 at September 30, 1999. Loans on non-accrual status at September 30, 2000 totaled $97,000.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $394,000 for the nine months ended September 30, 2000. This included $234,000 from service charges on deposit accounts, other fees of $14,000, $59,000 from the increase in the cash surrender value of officer's life insurance and $87,000 of other non-interest income. There were no gains or losses on securities during the nine months ended September 30, 2000.

Non-interest income totaled $259,000 for the nine months ended September 30, 1999. This included $159,000 on service charge on deposit accounts, $8,000 of other fees, $34,000 of other non-interest income including brokerage income, $56,000 from the increase in the cash surrender value of the officer's life insurance and a $2,000 gain on sale of investment securities.

Non-interest Expenses. Non-interest expense for the nine months ended September 30, 2000 totaled $2,422,000. Salaries and employee benefits for the nine months ended September 30, 2000 totaled $1,217,000. Occupancy expense for the nine months ended September 30, 2000 totaled $130,000 while furniture and equipment expense totaled $162,000. All other non-interest expenses totaled $913,000 for the nine months ended September 30, 2000. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

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

For the nine months ended September 30, 2000, the Company incurred income tax expenses of $51,000 for an effective tax rate of 30.0%.

For the nine months ended September 30, 1999, the Company incurred income tax expenses of $121,000 for an effective tax rate of 32.1%.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended September 30, 2000 totaled $800,000. This was the result of interest income of $2,176,000 and interest expense of $1,376,000. Interest income produced by the loan portfolio totaled $1,733,000, interest income on investment securities totaled $366,000, and interest income on federal funds totaled $77,000. Interest expense included $1,050,000 of interest expense on certificates of deposit, interest expense of $191,000 on interest-bearing transaction accounts, savings accounts, and money market accounts, interest expense of $67,000 on subordinated convertible capital debentures and interest expense of $68,000 on securities sold under agreement to repurchase.

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

The net interest margin for the quarter ended September 30, 2000 was 3.12%. The net cost of funds, defined as interest expense divided by average-earning assets, was 5.36% and the yield on earning assets was 8.48% for the quarter ended September 30, 2000. The net interest margin for the quarter ended September 30, 1999 was 3.47%. The net cost of funds for the quarter ended September 30, 1999 was 4.07% and the yield on earning assets was 7.53%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended September 30, 2000 was 2.80% and for the quarter ended September 30, 1999 was 3.02%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officers' life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $151,000 for the quarter ended September 30, 2000. This included $93,000 from service charges on deposit accounts, other fees of $4,000, $19,000 the increase in cash surrender value of officers' life insurance and $35,000 of other non-interest income. There were no gains or losses on securities during the quarter ended September 30, 2000.

Non-interest income totaled $92,000 for the quarter ended September 30, 1999. This included $61,000 on service charge on deposit accounts, other fees of $2,000, $9,000 of other non-interest income including brokerage income, gain on the sale of investment securities of $2,000 and $18,000 from the increase in the cash surrender value of the officers' life insurance.

Non-interest Expenses. Non-interest expense for the quarter ended September 30, 2000 totaled $866,000. Salaries and employee benefits for the quarter ended September 30, 2000 totaled $422,000. Occupancy expense for the quarter ended September 30, 2000 totaled $54,000 while furniture and equipment expense totaled $65,000. All other non-interest expenses totaled $325,000 for the quarter ended September 30, 2000. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended September 30, 1999 totaled $552,000. Salaries and employee benefits for the quarter ended September 30, 1999 totaled $321,000. Occupancy expenses for the quarter ended September 30, 1999 totaled $19,000 while furniture and equipment expenses totaled $39,000. Other non-interest expenses totaled $173,000.

For the quarter ended September 30, 2000, the Company incurred income tax expense of $20,000 for an effective tax rate of 39.2%.

For the quarter ended September 30, 1999, the Company incurred income tax expenses of $66,000 for an effective tax rate of 33.7%.

RETURN ON EQUITY AND ASSETS

Return on assets (annualized net income divided by average total assets) for the nine months ended September 30, 2000 was 0.15%. Return on assets for the nine months ended September 30, 1999 was 0.42%. Return on assets for the quarter ended September 30, 2000 was 0.11%. while return on assets for the quarter ended September 30, 1999 was 0.60%.

Return on equity (annualized net income divided by average equity) for the nine months ended September 30, 2000 was 1.82%. Return on equity for the nine months ended September 30, 1999 was 3.97%. Return on equity for the quarter ended September 30, 2000 was 1.39% while return on equity for the quarter ended September 30, 1999 was 6.07%.

Equity to assets (average equity divided by average total assets) for the nine months ended September 30, 2000 was 8.14%. Equity to assets for the nine months ended September 30, 1999 was 10.44%. Equity to assets for the quarter ended September 30, 2000 was 7.95% while equity to assets for the quarter ended September 30, 1999 was 9.89%.

There were no dividends paid during the quarters or nine months ended September 30, 2000 or 1999, so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 2000 and certain other information:

                                                                      Interest      Average
                                                         Average       Income/      Yields/
                                                         Balance       Expense       Rates
                                                         -------       -------       -----
                                                            (Fully taxable equivalent -
                                                               dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                   $  70,431       $4,805       9.11%
U.S. Treasury and other U.S. government agencies           25,447        1,123       5.90%
States and municipalities                                      --           --        N/A
Federal funds sold                                          2,739          127       6.21%
-----------------------------------------------------------------------------------------
Total interest-earning assets/interest income              98,617        6,055       8.20%
-----------------------------------------------------------------------------------------
Cash and due from banks                                     2,340
Other assets                                                7,812
Allowance for possible loan losses                           (874)
-----------------------------------------------------------------------------------------
Total assets                                            $ 107,895
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                    $  22,306          555       3.32%
Certificates of deposit                                    62,830        2,790       5.93%
Repurchase agreements                                       4,400          191       5.81%
Subordinated convertible capital debentures                 3,000          194       8.65%
-----------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense        92,536        3,730       5.39%
-----------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                        5,751
Other liabilities                                             823
Shareholders' equity                                        8,785
-----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $ 107,895
=========================================================================================
Net interest earnings                                                   $2,325
=========================================================================================
Net interest income on interest-earning assets                                       3.15%
=========================================================================================

Taxable equivalent adjustment:                                             N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 1999 and certain other information:

                                                                             Interest     Average
                                                                Average       Income/     Yields/
                                                                Balance       Expense      Rates
                                                                -------       -------      -----
                                                                   (Fully taxable equivalent -
                                                                     dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                           $ 47,737       $3,009       8.43%
U.S. Treasury and other U.S. government agencies                  24,729        1,062       5.74%
States and municipalities                                             --           --        N/A
Federal funds sold                                                 3,039          112       4.92%
Interest bearing deposits with other financial institutions           --           --        N/A
------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                     75,505        4,183       7.41%
------------------------------------------------------------------------------------------------
Cash and due from banks                                            1,310
Other assets                                                       4,438
Allowance for possible loan losses                                  (588)
------------------------------------------------------------------------------------------------
Total assets                                                    $ 80,665
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                            $ 26,668          649       3.26%
Certificates of deposit                                           38,413        1,469       5.11%
Repurchase agreements                                              3,279          109       4.40%
------------------------------------------------------------------------------------------------
Note payable                                                          --           --        N/A
------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense               68,360        2,227       4.37%
------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                               3,304
Other liabilities                                                    533
Shareholders' equity                                               8,468
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $ 80,665
================================================================================================
Net interest earnings                                                          $1,956
================================================================================================
Net interest income on interest-earning assets                                              3.45%
================================================================================================

Taxable equivalent adjustment:                                                     N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the nine month ended September 30, 2000 to the ended September 30, 1999 (in thousands).

                                                                                     Increase
                                                             Increase   Increase    (Decrease)
                                                            (Decrease) (Decrease)     Due to
                                                Increase      Due to     Due to      Rate and
                                               (Decrease)      Rate      Volume       Volume
                                               ----------      ----      ------       ------
                        ASSETS

Interest earning assets:

Interest bearing deposits with other banks           --         --           --          --
Federal funds sold                                   15         29          (11)         (3)
Investment securities                                61         29           31           1
Loans                                             1,796        245        1,431         120
-------------------------------------------------------------------------------------------
    Total interest earning assets                 1,872        303        1,451         118
-------------------------------------------------------------------------------------------

                      LIABILITIES

Interest Bearing liabilities:

Demand deposits and savings accounts                (94)        12         (107)          1
Certificates of deposits                          1,321        236          935         150
Repurchase agreements                                82         35           37          10
Subordinated convertible
    capital debentures                              194         --          194          --
-------------------------------------------------------------------------------------------
    Total interest bearing liabilities            1,503        283        1,059         161
-------------------------------------------------------------------------------------------
  Total                                             369         20          392         (43)
===========================================================================================

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

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 2000 and certain other information:

                                                                       Interest     Average
                                                         Average        Income/     Yields/
                                                         Balance        Expense      Rates
                                                         -------        -------      -----
                                                            (Fully taxable equivalent -
                                                               dollars in thousands)
Assets:

Interest-earning assets:
Loans                                                   $  72,889       $1,733       9.46%
U.S. Treasury and other U.S. government agencies           24,567          366       5.93%
States and municipalities                                      --           --        N/A
Federal funds sold                                          4,608           77       6.64%
-----------------------------------------------------------------------------------------
Total interest-earning assets/interest income             102,064        2,176       8.48%
-----------------------------------------------------------------------------------------
Cash and due from banks                                     2,434
Other assets                                                8,193
Allowance for possible loan losses                           (908)
-----------------------------------------------------------------------------------------
Total assets                                            $ 111,783
=========================================================================================

Liabilities and shareholders' equity:

Interest-bearing liabilities:
Demand deposits and savings accounts                    $  22,095          191       3.40%
Certificates of deposit                                    66,623        1,050       6.27%
Repurchase agreements                                       4,404           68       6.11%
Subordinated convertible capital debentures                 3,000           67       8.98%
-----------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense        96,122        1,376       5.68%
-----------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                        5,793
Other liabilities                                             978
Shareholders' equity                                        8,890
-----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $ 111,783
=========================================================================================
Net interest earnings                                                   $  800
=========================================================================================
Net interest income on interest-earning assets                                       3.12%
=========================================================================================

Taxable equivalent adjustment:                                             N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 1999 and certain other information:

                                                                             Interest      Average
                                                                Average       Income/      Yields/
                                                                Balance       Expense       Rates
                                                                -------       -------       -----
                                                                    (Fully taxable equivalent -
                                                                       dollars in thousands)
ASSETS:

Interest-earning assets:

Loans                                                           $ 53,722       $1,153       8.51%
U.S. Treasury and other U.S. government agencies                  23,257          337       5.76%
States and municipalities                                             --           --        N/A
Federal funds sold                                                 4,319           54       4.95%
Interest bearing deposits with other financial institutions           --           --        N/A
------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                     81,298        1,544       7.53%
------------------------------------------------------------------------------------------------
Cash and due from banks                                              953
Other assets                                                       4,930
Allowance for possible loan losses                                  (666)
------------------------------------------------------------------------------------------------
Total assets                                                    $ 86,515
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                            $ 24,809          201       3.22%
Certificates of deposit                                           44,436          579       5.16%
Repurchase agreements                                              4,108           46       4.48%
------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense               73,353          826       4.51%
------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                               3,721
Other liabilities                                                    881
Shareholders' equity                                               8,560
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $ 86,515
================================================================================================
Net interest earnings                                                          $  718
================================================================================================
Net interest income on interest-earning assets                                              3.47%
================================================================================================

Taxable equivalent adjustment:              N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended September 30, 2000 to the quarter ended September 30, 1999 (in thousands):

                                                                                Increase
                                                          Increase   Increase  (Decrease)
                                                         (Decrease) (Decrease)   Due to
                                                Increase   Due to     Due to    Rate and
                                               (Decrease)   Rate      Volume     Volume
                                               ----------   ----      ------     ------
                        ASSETS

Interest earning assets:

Interest bearing deposits with other banks         --         --         --         --
Federal funds sold                                 29         18          4          7
Investment securities                              23         10         19         (6)
Loans                                             580        128        408         44
--------------------------------------------------------------------------------------
    Total interest earning assets                 632        156        431         45
--------------------------------------------------------------------------------------

                      LIABILITIES

Interest Bearing liabilities:

Demand deposits and savings accounts              (10)        11        (22)         1
Certificates of deposits                          471        123        286         62
Repurchase agreements                              21         17          3          1
Subordinated convertible
    capital debentures                             68         --         68         --
--------------------------------------------------------------------------------------
    Total interest bearing liabilities            550        151        335         64
--------------------------------------------------------------------------------------

  Total                                            82          5         96        (19)
======================================================================================

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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at September 30, 2000 and December 31, 1999 (in thousands):

                                                             September 30,  December 31,
                                                                  2000          1999
                                                             -------------  ------------
Interest-bearing deposits with banks                            $     --       $    --
Investment securities                                             26,831        26,246
Federal funds sold                                                 4,260         2,160
Loans:
Real estate                                                       51,295        43,998
Commercial and other                                              23,272        21,047
--------------------------------------------------------------------------------------
Total loans                                                       74,567        65,045
--------------------------------------------------------------------------------------
Interest-earning assets                                         $105,658       $93,451
======================================================================================

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At September 30, 2000, approximately $17,983,000 of investment securities was classified as available for sale and at December 31, 1999, approximately $17,387,000 of investment securities was classified as available for sale. Approximately $98,000 and $195,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of September 30, 2000 and December 31, 1999, respectively. There was $8,848,000 and $8,859,000 of securities at September 30, 2000 and December 31, 1999 classified as held to maturity, respectively.

At September 30, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at September 30, 2000 (in thousands):

                                                      Amortized  Estimated
                                                         Cost    Fair Value
                                                       -------   ----------
AVAILABLE FOR SALE:
U.S. Treasury                                          $   999     $   997
U.S. Government agencies                                16,477      16,381
States and political subdivisions                           --          --
Other securities                                            --          --
--------------------------------------------------------------------------
Total available for sale - debt securities              17,476      17,378
--------------------------------------------------------------------------
Federal Reserve Bank stock                                 346         346
Federal Home Loan Bank stock                               259         259
---------------------------------------------------------------------------
Total available for sale                                18,081      17,983
==========================================================================

HELD TO MATURITY:

U.S. Treasury                                               --          --
U.S. Government agencies                                 8,848       8,691
States and political subdivisions                           --          --
Other securities                                            --          --
--------------------------------------------------------------------------
Total held to maturity                                   8,848       8,691
--------------------------------------------------------------------------

Total investment portfolio                             $26,929     $26,674
==========================================================================

At December 31, 1999, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1999 (in thousands):


                                                      Amortized  Estimated
                                                         Cost    Fair Value
                                                       -------   ----------
AVAILABLE FOR SALE:

U.S. Treasury                                          $ 2,997     $ 2,988
U.S. Government agencies                                13,998      13,812
States and political subdivisions                           --          --
Other securities                                            --          --
--------------------------------------------------------------------------
Total available for sale - debt securities              16,995      16,800
--------------------------------------------------------------------------
Federal Reserve Bank stock                                 343         343
Federal Home Loan Bank stock                               244         244
---------------------------------------------------------------------------
Total available for sale                                17,582      17,387
==========================================================================

HELD TO MATURITY:
U.S. Treasury                                               --          --
U.S. Government agencies                                 8,859       8,628
States and political subdivisions                           --          --
Other securities                                            --          --
--------------------------------------------------------------------------
Total held to maturity                                   8,859       8,628
--------------------------------------------------------------------------
Total investment portfolio                             $26,441     $26,015
==========================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at September 30, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                             Amortized    Estimated     Weighted
                                                Cost      Fair Value  Average Yield
                                             ---------    ----------  -------------
AVAILABLE FOR SALE:
U.S. Treasuries
Due within 1 year                              $   999         997        5.52%
U.S. Government agencies:
Due within 1 year                                4,499       4,483        5.36%
Due after 1 year but within 5 years             11,978      11,898        6.20%
Due after 5 years but within 10 years               --          --         N/A
Due after 10 years                                  --          --         N/A
------------------------------------------------------------------------------
Total                                           17,476      17,378        5.94%
------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
------------------------------------------------------------------------------
Total investments available for sale-debt       17,476      17,378        5.94%
==============================================================================

HELD TO MATURITY:
U.S. Treasuries                                     --          --         N/A
U.S. Government agencies:
Due within 1 year                                   --          --         N/A
Due after 1 year but within 5 years              6,348       6,226        5.93%
Due after 5 years but within 10 years            2,500       2,465        6.16%
Due after 10 years                                  --          --         N/A
------------------------------------------------------------------------------
Total                                            8,848       8,691        6.00%
------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
------------------------------------------------------------------------------
Total held to maturity                           8,848       8,691        6.00%
------------------------------------------------------------------------------
Total investment portfolio-debt securities     $26,324     $26,070        5.96%
==============================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                             Amortized    Estimated     Weighted
                                                Cost      Fair Value  Average Yield
                                             ---------    ----------  -------------
AVAILABLE FOR SALE:

U.S. Treasuries
Due within 1 year                              $ 2,997       2,988        5.39%
U.S. Government agencies:
Due within 1 year                                3,999       3,968        5.15%
Due after 1 year but within 5 years              8,994       8,854        5.68%
Due after 5 years but within 10 years            1,005         990        6.18%
Due after 10 years                                  --          --         N/A
------------------------------------------------------------------------------
Total                                           16,995      16,800        5.56%
------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
------------------------------------------------------------------------------
Total investments available for sale-debt       16,995      16,800        5.53%
==============================================================================

HELD TO MATURITY:

U.S. Treasuries                                     --          --         N/A
U.S. Government agencies:
Due within 1 year                                   --          --         N/A
Due after 1 year but within 5 years              5,998       5,841        4.49%
Due after 5 years but within 10 years            2,861       2,787        6.17%
Due after 10 years                                  --          --         N/A
------------------------------------------------------------------------------
Total                                            8,859       8,628        6.01%
------------------------------------------------------------------------------
States and political subdivisions                   --          --         N/A
Other                                               --          --         N/A
------------------------------------------------------------------------------
Total held to maturity                           8,859       8,628        6.00%
------------------------------------------------------------------------------
Total investment portfolio-debt securities     $25,854     $25,428        5.70%
==============================================================================

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at September 30, 2000 (dollars in thousands).

                                                                    Percent of
                                                     Balance        Total Loans
                                                     -------        -----------
Real estate loans:
Construction and land development                    $  6,827           9.2%
Secured by residential properties                      27,591          37.0%
Secured by commercial real estate                      16,877          22.6%
---------------------------------------------------------------------------
Total real estate loans                                51,295          68.8%
---------------------------------------------------------------------------
Commercial and industrial loans                         9,710          13.0%
Other consumer loans                                   13,562          18.2%
---------------------------------------------------------------------------
Total loans                                            74,567         100.0%
Unamortized premiums and net deferred loan costs          292           N/A
Allowance for possible loan losses                       (935)          N/A
---------------------------------------------------------------------------
Net loans                                            $ 73,924           N/A
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
===========================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at September 30, 2000 (in thousands).

                                                                           Maturity Range
                                                              -------------------------------------------
                                                              One Year  One Through     Over
                                                               or Less   Five Years  Five Years     Total
                                                               -------   ----------  ----------     -----
LOAN MATURITY:
Real estate construction loans                                 $ 4,603     $ 2,224     $    --     $ 6,827
Real estate mortgage loans                                       9,091      34,989         298      44,378
Commercial and industrial loans                                  8,392       1,318          --       9,710
All other loans                                                  3,029       8,982       1,551      13,562
----------------------------------------------------------------------------------------------------------
Total loans                                                    $25,115     $47,603     $ 1,849     $74,567
==========================================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                                   $ 7,423     $14,565     $ 1,849     $23,837
Floating or adjustable interest  rates                          17,692      33,038          --      50,730
----------------------------------------------------------------------------------------------------------
Total                                                          $25,115     $47,603     $ 1,849     $74,567
==========================================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1999 (in thousands).

                                                                           Maturity Range
                                                              -------------------------------------------
                                                              One Year  One Through     Over
                                                               or Less   Five Years  Five Years     Total
                                                               -------   ----------  ----------     -----
LOAN MATURITY:
Real estate construction loans                                 $ 1,216     $   426     $ 1,060     $ 2,702
Real estate mortgage loans                                       3,937       4,401      32,958      41,296
Commercial and industrial loans                                  7,611       1,856         280       9,747
All other loans                                                  1,172       7,380       2,748      11,300
----------------------------------------------------------------------------------------------------------
Total loans                                                    $13,936     $14,063     $37,046     $65,045
==========================================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                                   $   950     $ 8,235     $36,367     $45,552
Floating or adjustable interest rates                           12,986       5,828         679      19,493
----------------------------------------------------------------------------------------------------------
Total                                                          $13,936     $14,063     $37,046     $65,045
==========================================================================================================

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $935,000 as of September 30, 2000 or 1.25% of loans outstanding. The allowance for possible loan losses was $817,000 as of December 31, 1999, or 1.25% of loans outstanding. The provision for possible loan losses charged against earnings during the nine months ended September 30, 2000 was $127,000. Loans totaling $10,000 were charged-off (with recoveries made of $1,000) during the nine months ended September 30, 2000. The provision for possible loan losses charged against earnings during the year ended December 31, 1999 was $353,000. Loans totaling $10,000 were charged-off (with recoveries made of $1,000) during the year ended December 31, 1999.

No loans were past due 90 days or more and still accruing interest at September 30, 2000. There were $34,000 of loans past due 90 days or more and still accruing interest at December 31, 1999. There were $97,000 of loans classified as non-accrual at September 30, 2000 and no loans were classified as non-accrual at December 31, 1999. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at September 30, 2000 or at December 31, 1999.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at September 30, 2000 and December 31, 1999 (in thousands):

                                                              September 30  December 31,
                                                                  2000          1999
                                                                 -------       -------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                       $ 5,516       $ 6,873
U. S. Government and states and political subdivisions                --            --
Certified and official checks                                        475           630
--------------------------------------------------------------------------------------
Total non-interest-bearing deposits                                5,991         7,503
--------------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                                  21,480        21,794
Saving accounts                                                      710           367
Certificates of deposit, less than $100,000                       42,740        35,277
Certificates of deposit, $100,000 or greater                      25,239        20,754
--------------------------------------------------------------------------------------
Total interest-bearing deposits                                   90,169        78,192
--------------------------------------------------------------------------------------
Total deposits                                                   $96,160       $85,695
======================================================================================


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the nine months ended September 30, 2000 and the year ended December 31, 1999 (dollars in thousands):

                                         Nine Months Ended            Year Ended
                                         September 30, 2000        December 31, 1999
                                       ---------------------     ---------------------
Non-interest-bearing deposits          $ 5,751           N/A     $ 3,859           N/A
Interest-bearing demand deposits        21,701          3.36%     25,591          3.22%
Savings accounts                           605          2.08%        346          2.08%
Certificates of deposit                 62,830          5.93%     41,353          5.16%
--------------------------------------------------------------------------------------
Total deposits                         $90,887          5.25%    $71,149          4.40%
======================================================================================


At September 30, 2000, certificates of deposits greater than $100,000 aggregated approximately $25,239,000. The following table indicates, as of September 30, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                   3 Months       3 to 12        1 to 5          Over 5
                                    or less       Months          Years           Years
                                   --------       -------        ------          ------
Certificates of deposit             $ 7,010       $14,951       $   3,278           --
======================================================================================

At December 31, 1999, certificates of deposits greater than $100,000 aggregated approximately $20,754,000. The following table indicates, as of December 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                   3 Months       3 to 12        1 to 5          Over 5
                                    or less       Months          Years           Years
                                   --------       -------        ------          ------
Certificates of deposit             $10,643       $ 7,253       $   2,858           --
======================================================================================

LONG TERM DEBT

The Company has outstanding $3,000,000 of floating rate subordinated convertible capital debentures at September 30, 2000 and December 31, 1999. Such debentures earn interest at prime rate less 0.5%. The debentures convert to one share of common stock for every $12.50 of debentures held.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 1999 was 71.7% and for the nine months ended September 30, 2000 was 77.5%.

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

The following table gives the various capital ratios and balances at September 30, 2000 and December 31, 1999 (dollars in thousands) for the Company:

                                                    September 30,  December 31,
                                                        2000           1999
                                                      --------        -------
CAPITAL:
Tier I capital:
Shareholders' equity                                  $  8,935        $ 8,815
Less investments in unconsolidated subsidiaries             15             --
Less excess tax assets                                     158            256
-----------------------------------------------------------------------------
Total Tier I capital                                     8,762        $ 8,559
-----------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                          3,000          3,000
Qualifying allowance for loan losses                       935            817
-----------------------------------------------------------------------------
Total Tier II capital                                    3,935          3,817
-----------------------------------------------------------------------------
Total capital                                         $ 12,697        $12,376
=============================================================================
Risk-adjusted assets                                  $ 76,160        $76,553
=============================================================================
Quarterly average assets                              $111,498        $95,890
=============================================================================

RATIOS:
Tier I capital to risk-adjusted assets                    11.5%          11.2%
Tier II capital to risk-adjusted assets                    5.2%           5.0%
Total capital to risk-adjusted assets                     16.7%          16.2%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles             7.9%           8.9%

The following table gives the various capital ratios and balances at September 30, 2000 and at December 31, 1999 (dollars in thousands) for the Bank:

                                                    September 30,  December 31,
                                                        2000           1999
                                                      --------        -------
CAPITAL:
Tier I capital:

Shareholders' equity                                  $ 11,845        $11,569
Less investments in unconsolidated subsidiaries             15             --
Less excess tax assets                                     313            247
-----------------------------------------------------------------------------
Total Tier I capital                                    11,517         11,322
-----------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                             --             --
Qualifying allowance for loan losses                       935            817
-----------------------------------------------------------------------------
Total Tier II capital                                      935            817
-----------------------------------------------------------------------------
Total capital                                         $ 12,452        $12,139
=============================================================================
Risk-adjusted assets                                  $ 76,160        $76,497
=============================================================================
Quarterly average assets                              $111,491        $95,890
=============================================================================

RATIOS:
Tier I capital to risk-adjusted assets                    15.1%          14.8%
Tier II capital to risk-adjusted assets                    1.2%           1.1%
Total capital to risk-adjusted assets                     16.3%          15.9%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles            10.3%          11.8%

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

On September 30, 2000 and December 31, 1999, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

Short-term borrowings at September 30, 2000 and December 31, 1999 is comprised of the following:

                                                                     September 30,   Dec. 31,
                                                                          2000         1999
                                                                         -----        -----
Federal funds purchased                                                  $   --       $2,000
Securities sold under agreement to repurchase                             5,539        2,889
--------------------------------------------------------------------------------------------
         Total                                                           $5,539       $4,889
============================================================================================

Securities underlying the repurchase agreements - obligations of U.S. Government agencies and corporations with amortized
cost of approximately $6,348,000 and $6,364,000 at September 30,
2000 and December 31, 1999, respectively, and estimated fair values of $6,252,000 and 6,211,000 at September 30, 2000 and
December 31, 1999, respectively                                          $5,539       $2,889
============================================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $4,400,000 during the nine months ended September 30, 2000 and $3,309,000 during the year ended December 31, 1999 and the maximum amount outstanding at any month end during these periods was approximately $5,539,000 and 5,892,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

PROPERTY ACQUISITIONS:

During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The construction was significantly completed in April 2000. The cost of this renovation and construction and related furnishings was approximately $2,400,000. No other significant property acquisitions are planned for the next year. The Company sold its branch building of approximately 6,500 square feet to a director in April 2000 for approximately $425,000. The sales price was the at fair market value and equated the Company's cost of the property. There was no gain or loss recognized on this transaction. The Company has leased approximately 1,700 square feet of the property for five years beginning in April 2000. The lease rate is at market rate and the lease contains three five year renewal option periods. The Company's cost of the leasehold improvements is approximately $202,000.

PERSONNEL:

The Company increased the number of employees from forty-three at December 31, 1999 to forty-eight at September 30, 2000. The Company anticipates increasing the number of employees during 2000 to approximately fifty employees to service the anticipated loan and deposit growth and related support services during the next twelve months.

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


                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date November 12, 2000



By  /s/ William L. Webb
    ----------------------------------------
    (Signature) *
    William L. Webb,
    Principal Accounting Officer and Chief
    Financial Officer

-   Print the name and title of each signing officer under his or her signature.