Form 10KSB
period 2000-12-31
MURFREESBORO BANCORP INC
filed 2001-04-02
CIK 1060303

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

         [X] Annual report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the fiscal year ended December 31, 2000

         [ ] Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from         to        .
                                        -------    -------

         Commission File number 0-20402
                                -------

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                       62-1694317
-------------------------------              -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

615 Memorial Boulevard, Murfreesboro, Tennessee              37129
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:    (615) 890-1111
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                          Common Stock, $5.00 par value
                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $8,993,000.

         Aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2001 was: $8,511,988.

         Number of shares of Common Stock outstanding as of March 15, 2001:
907,609.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

                     BUSINESS AND DEVELOPMENT OF THE COMPANY

Murfreesboro Bancorp, Inc. (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon its formation of the Bank of Murfreesboro (the "Bank"). An application was approved by the Federal Reserve Bank of Atlanta ("FRB"). See SUPERVISION AND REGULATION. The Company was incorporated under the laws of the State of Tennessee as a Tennessee corporation on October 21, 1996. The Company's activities are conducted primarily through its subsidiary, the Bank. The Bank began its operations on October 6, 1997. The office of the Company is located at 615 Memorial Boulevard, Murfreesboro, Tennessee 37129, and its telephone number is
(615) 890-1111. The Company's permanent offices will be the same as the offices of the Bank. See BUSINESS OF THE BANK - General.

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

                              BUSINESS OF THE BANK

GENERAL

The Bank is an independent and locally oriented bank headquartered in Murfreesboro, Rutherford County, Tennessee. The Company believes that the existing and future banking market in Murfreesboro and Rutherford County presents an excellent opportunity for a new locally oriented bank for several reasons: (i) the sale of community banks to out-of-county bank holding companies, (ii) a locally oriented and managed institution can better assess the commercial banking needs of local businesses and more timely respond to the needs of customers, and (iii) the strength of the Murfreesboro and Rutherford County economy can provide a solid foundation for growth of local financial institutions. The Bank provides a full range of banking and related financial services with a focus on service to local individual customers and small businesses.

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

The Bank has several subsidiaries. These include Bankers Insurance Group, Inc.
(BIG), Bankers Mortgage Group, Inc. (BMG) and Realty Financial Services, LLC,
(RFS). BIG, BMG and RFS were all formed during the year ended December 31, 2000. BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for the Bank, RFS and other related entities. RFS originates mortgage loans for sale to third parties as a loan correspondent. The Bank also owns 50% of Bankers Mortgage Trust, Inc., (BMT), which also originates mortgage loans for sale to third parties as a loan correspondent. BMT was also formed during the year ending December 31, 2000.

The Company derives substantially all of its revenues from the Bank. The Bank is primarily engaged in the business of attracting demand, savings and time deposits from the general public in the Rutherford County, Tennessee market area and investing these funds in investment securities and loans to commercial and retail enterprises as well as individuals located in the same general market area.

DESCRIPTION OF BUSINESS

The mission of the Company is to enhance shareholder value while serving the financial needs of the Rutherford County community, its businesses (including minority-owned), and its citizens (including low-income families). The Bank is in the financial services business and charged with the responsibility of serving the financial needs of businesses and families in the market area.

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

It is the intent of the Bank to concentrate on the Murfreesboro/Rutherford County market and to search for avenues to provide banking services at the least possible cost. Full service brick and mortar branches carry the cost burden of the opportunity cost on the investment, depreciation on the building and equipment, and personnel cost. Instead of adding numerous branch locations, the Bank has operated from just two locations and searched for ways to provide a network to deliver service throughout the community by the use of Automated Teller Machines ("ATM's"), credit cards, debit cards, home banking and the use of other future electronic vehicles (including the internet.) A new limited service branch opened in March 2000 to provide services to another area of Murfreesboro. It is the objective to provide personal hometown banking by having bankers that know the market and are sensitive to the financial needs of the customer. Management selected computer services that allow the Bank to provide the state of the art electronic products. It is the Bank's objective to maintain a competitive advantage through cost control and by avoiding the costs associated with a brick and mortar branch system.

Commercial Banking--The range of services provided by the Bank in the commercial banking area include business loans, both short and long term, secured and unsecured, money management services and transaction services. Most of the services offered in this market are proprietary, with some reliance upon services developed by other financial service institutions.

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

Consumer Banking--The Bank offers a broad range of financial services designed to meet the credit, thrift, transaction and trust needs of the general consumer market place. These services include traditional demand and time deposit accounts, safe deposit facilities, automated teller facilities, credit card services, traveler's checks, and consumer loans including mortgage loans.

Trust Services--The Bank has trust powers but has not exercised the powers at this time.

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

In Rutherford County, there are 11 commercial banks, with at least 42 offices actively engaged in banking activities, including 8 major statewide financial institutions. In addition, there are 2 savings and loan associations with 9 locations and numerous credit unions, finance companies, and other financial service providers. Total deposits held by banks and savings and loan associations in Rutherford County as of June 30, 2000 were over $1.54 billion. Of these deposits, banks held approximately 81% and savings and loans held approximately 19%. The Bank held approximately 6% of the total deposits in Rutherford County.

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

EMPLOYEES

The Bank had a staff of approximately fourteen employees at December 31, 1997, twenty-eight employees at December 31, 1998 and forty-three full-time employees and two part-time employees at December 31, 1999. At December 31, 2000, the Bank had forty-five full-time and six part-time employees. The Bank offers a typical health and disability insurance plan to its employees. Beginning January 1, 1998, the Bank instituted a 401(k) employee benefit plan.

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

Rutherford County is the geographic center of Tennessee, located Southeast of Nashville on the major interstate (I-24) corridor between Nashville and Chattanooga. It is also connected to I-40 via I-840. Chief topographic features are the Stones River and J. Percy Priest Lake. Rutherford County encompasses 612 square miles and the average elevation is 619 feet above sea level. Rutherford County is part of the eight county Nashville-Davidson Metropolitan Statistical Area (MSA) which has a population of 1,231,356 according to the 2000 United States Census and is the largest MSA in the state of Tennessee. Rutherford County's population of 182,023 is second only to Davidson County (569,891), of which Nashville is the county seat. Other counties in the MSA include Sumner (130,449), Williamson (126,683), Wilson (88,809), Robertson (54,433), Dickson
(43,156) and Cheatham (35,912.) Tourism provides an economic boost to the area. Most of the tourism centers around Nashville, but Rutherford County receives a benefit. A super speedway racetrack was built north of Murfreesboro in Wilson County near the Rutherford County line. The track will offer NASCAR racing and will bring additional tourists to the area. Nashville is also home to Adelphia Coliseum which host the National Football League Tennessee Titans. In addition, Gaylord Entertainment Center, which is located in Nashville, hosts the National Hockey League Nashville Predators as well as numerous sporting and entertainment events.

Rutherford County is easily associated as a "bedroom" community for Nashville because of its natural proximity, but this term is less and less accurate as more and more people, companies, and diversified employment/career opportunities take root in our area for local employment, educational and shopping interests, resulting in less medium-haul commuting.

Nashville International Airport is located less than thirty miles from Murfreesboro and offers connections to cities around the country. Nine major airlines and nine regional and commuter airlines offer an average of over two hundred flights a day to fifty-three cities in North America including non-stop flights to the twenty largest metropolitan areas in the country. About eight million passengers use Nashville International Airport annually.

There are four incorporated municipalities in the County which are Murfreesboro, Smyrna, LaVergne, and Eagleville. Many other smaller communities are unincorporated but still rural centers for residential and agricultural life. Rutherford County has a population of 182,023 according to the 2000 United States Census. It is the fifth largest county in Tennessee and the second largest county in middle Tennessee. The rate of growth (53.5% population increase since 1990) was second only to Williamson County in the Tennessee.

Official population figures for the area are as follows:


                                 US Census        US Census           % Increase
                                   1990              2000             1990-2000
                                   ----              ----             ---------
Murfreesboro                      44,922            68,816               53.2%
Smyrna                            13,647            25,569               87.4%
LaVergne                           7,499            18,687              149.2%
Eagleville                           462               464                0.4%
-----------------------------------------------------------------------------
Incorporated areas                66,530           113,536               70.6%
Unincorporated areas              52,040            68,487               31.6%
-----------------------------------------------------------------------------
RUTHERFORD COUNTY                118,570           182,023               53.5%
=============================================================================

Murfreesboro and Smyrna both have a substantial downtown area and several shopping centers, which provide a variety of commercial establishments for shopping convenience. Specialty shops offer unique buying opportunities. LaVergne has the county's largest industrial park, which functions in part as one of the largest distribution centers in the Southeastern United States. Hewlett-Packard Company recently announced plan to build a facility in LaVergne that would employ up to 1,600. Dell Computer Corporation has established a large computer manufacturing and distribution center near Nashville International Airport. It is expected to employ up to 3,000. Currently Dell employs 1,800 in Nashville and 450 at a facility in nearby Lebanon.

According to the Tennessee Department of Economic and Community Development and the Rutherford County Chamber of Commerce the ten largest manufacturing employers in Rutherford County include:


         FIRM                                        PRODUCT/SERVICE                              TOTAL EMPLOYMENT

Nissan Motor Manufacturing Corp., USA            Small car and truck manufacturing                          6,070
Ingram Distribution                              Books, audiotapes and magazines                            2,800
Whirlpool Corporation                            Refrigerators and room air conditioners                    2,000
Bridgestone/Firestone                            Bus, truck, light truck and passenger car tires            1,850
Perrigo of Tennessee                             Plastic bottles and personal care products                 1,000
Caradon Better-Bilt                              Aluminum storm doors and windows                             850
Waldenbooks/Borders Books, Inc.                  Books                                                        721
Square D Company                                 Large electrical switch gears                                720
OMC Fishing Boat Group                           Fiberglass boats                                             500
General Electric Corporation                     Electric appliance motors                                    500

According to the Tennessee Department of Economic and Community Development and the Rutherford County Chamber of Commerce the largest non-manufacturing employers in Rutherford County include:


         FIRM                                        PRODUCT/SERVICE                              TOTAL EMPLOYMENT

Rutherford County Government                     Government                                                 2,657
Middle Tennessee State University                University                                                 1,650
City of Murfreesboro                             Municipality                                               1,268
Alvin C. York V.A. Medical Center                Hospital                                                   1,260
Middle Tennessee Medical Center                  Hospital                                                   1,100
State Farm Insurance Company                     Insurance                                                    954
National HealthCare, L.P.                        Health Care                                                  800

Per capita personal income in Rutherford County has grown 33.3% between 1990 through 1995 from $15,948 to $21,260. During the same period, total employment has grown 34.7% from 62,723 to 84,940 according to the United States Department of Commerce. Total employment has continued to grow to over 96,150 at the end of December 2000. The unemployment rate for Rutherford County was 2.7% for

December 2000 compared to 2.8% for the Nashville MSA, 4.3% for Tennessee and a national average of 4.0%.

Middle Tennessee State University ("MTSU"), established in 1911, has a significant impact on the community in the Rutherford County area. With an enrollment of more than 18,993 in 1999-2000, MTSU offers 143 degree programs in six undergraduate colleges and a graduate college. In addition, MTSU employs approximately 750 faculty members. The college offers bachelor, master, specialist and doctoral degrees. It is the fastest growing and third largest university in Tennessee. MTSU is the site for many academic, cultural, sporting, and entertainment events. MTSU's Murphy Center is a popular venue for super star entertainment as well as college and high school sporting events. Its athletic teams compete on the Division I level in the National Collegiate Athletic Association. It also hosts most of the state championships for the various high school sports played in Tennessee.

Middle Tennessee Medical Center ("MTMC") offers health care to residents of Rutherford County as well as residents of ten area counties. MTMC has approximately two hundred physicians on staff.

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

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the FRS. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

INTERSTATE ACT

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision,
(iii) branching de novo by national and state banks into other states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment. Regulations have not yet been issued under the Interstate Act. A bill has been enacted by the Tennessee legislature which repeals the Tennessee Reciprocal Banking Act, amends the Tennessee Bank Structure Act of 1974, and amends Tennessee's bank branching laws by opting in to the Interstate Act. Management cannot predict the extent to which the business of the Bank may be affected.

BROKERED DEPOSITS

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits. Under the regulations, a bank cannot accept a rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDICIA. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of .75% over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. These brokered deposit regulations may have an effect on the funding or liquidity of the Bank.

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

Congress passed the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). The thrift industry is paying a one-time assessment of $4.5 billion to capitalize the SAIF, and banks will bear part of the cost of the Financing Corporation ("FICO") bonds sold from 1987-89 in an effort to shore up the former Federal Savings and Loan Insurance Corporation. BIF-member institutions, such as the Bank, will pay one-fifth the rate paid by SAIF members for the first three years. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis.

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

Risk-Based Capital Requirements--The FDIC adopted risk-based capital guidelines for banks effective after December 31, 1990. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital (see the description of Tier I capital and Tier 2 capital below).

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

Leverage Capital Requirements--The FDIC has issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I Leverage Capital Ratio (Tier I capital, less intangible assets, to total assets). In order for an institution to operate at or near the minimum Tier I leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the Bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

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

EFFECTS OF GOVERNMENTAL POLICIES

The Bank's earnings are affected by the difference between the interest earned by the Bank on its loans and investments and the interest paid by the Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the FRS, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks are affected by the credit policy of various regulatory authorities, including the FRS. An important function of the FRS is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRS to implement these objections are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings, and limitations on interest rates that banks may pay on time and savings deposits. The FRS uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the FRS, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the FRS influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of the proposed Bank.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns a three story commercial building in Murfreesboro, Tennessee located at 615 Memorial Boulevard. The building is located on approximately 2.5 acres of land. The building contains approximately 20,448 square feet of office space. Part of the building was constructed in 1976. The main portion was completed in 2000. The property also contains approximately 1.5 acres of paved parking lot.

During 1998 the Company developed plans to renovate one of two existing buildings into one main office with construction beginning in March 1999. As of December 31, 1999, approximately $2,007,000 had been expended on construction, architectural and engineering services. The original amount of the contract was $2,059,000 and, with change orders included, the final cost was $2,342,000. The building was completed in April 2000 and an existing building located on the property was demolished to provide additional parking for the Bank. An estimated $358,000 was expended for equipment, furniture and furnishings.

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

ITEM 3 - LEGAL PROCEEDINGS

Currently the Company is not involved in any legal proceedings or lawsuits nor has it been during the years ended December 31, 1999 or December 31, 2000. Management is also unaware of any potential legal proceedings that may arise in the future.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of 2000.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Murfreesboro Bancorp, Inc. is not listed on a stock exchange and no broker makes a market in the shares. The number of shareholders of record at December 31, 2000 was 2,396. Holders of the Company's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. The Board of Directors does not anticipate paying cash dividends in the near future. Dividends will be affected by other factors including applicable government regulations and policies. See Note 12 to the Consolidated Financial Statements for restrictions of dividends. The following table shows the quarterly range of high and low sale prices for the Company's common stock during 1999 and 2000 from known trades to which the Bank functioned as the stock transfer agent. Beginning September 30, 2000 ComputerShare Investor Services, Inc. of Denver, Colorado began serving as transfer agent for the Company. The sale prices do not necessarily represent all trading transactions for the periods.



                                 2000                               1999

                           HIGH         LOW                   HIGH         LOW
First Quarter              $13.50      $13.50                 $12.50      $12.50
Second Quarter             $13.50      $12.50                 $12.50      $12.50
Third Quarter              $12.50      $12.50                 $12.50      $12.50
Fourth Quarter             $12.50      $12.50                 $12.50      $12.50

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements including the notes in Item 7 of this Annual Report.

SUMMARY

Net income for the year ended December 31, 2000 was $215,000 and the net income for the year ended December 31, 1999 was $293,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the year ended December 31, 2000 totaled $100,570,000, which represented 91.5% of average total assets. Earning assets totaled $106,537,000 at December 31, 2000. Average earning assets for the year ended December 31, 1999 totaled $78,660,000, which represented 93.1% of average total assets. Earning assets totaled $93,451,000 at December 31, 1999.

Loan Portfolio. The Company's average loans for the year ended December 31, 2000 were $72,040,000 and for the year ended December 31, 1999 were $50,998,000. The balance in total loans at December 31, 2000 was $78,604,000 and $65,045,000 at December 31, 1999.

Investment Portfolio. The Company's investment securities portfolio averaged $25,275,000 for the year ended December 31, 2000 and $24,966,000 for the year ended December 31, 1999. The portfolio totaled $22,940,000 at December 31, 2000 and $26,246,000 at December 31, 1999.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value.

At December 31, 2000, unrealized losses in the "Available for Sale" portfolio amounted to $12,000 and there was an unrealized loss of $195,000 at December 31, 1999.

The average balance of securities "Available for Sale" during the year ended December 31, 2000 was $16,423,000 and the balance at December 31, 2000 was $14,091,000. The average balance of securities "Available for Sale" during the year ended December 31, 1999 was $16,063,000 and the balance at December 31, 1999 was $17,387,000.

The average balance of securities "Held to Maturity" during the year ended December 31, 2000 was $8,852,000 and the balance at December 31, 2000 was $8,849,000. The average balance of securities "Held to Maturity" during the year ended December 31, 1999 was $8,903,000 and the balance at December 31, 1999 was $8,859,000.

Deposits. The Company's average deposits for the year ended December 31, 2000 were $92,889,000. This included average non-interest-bearing deposits of $5,844,000, average certificates of deposit of $64,419,000, average savings deposits of $621,000 and average interest-bearing transaction accounts of $22,005,000. The Company's average deposits were $71,149,000 for the year ended December 31, 1999. This included average non-interest-bearing deposits of $3,859,000, average certificates of deposit of $41,353,000, average saving deposits of $346,000 and average interest-bearing transaction accounts of $25,591,000. Deposits at December 31, 2000 were $100,090,000 and $85,695,000 at
December 31, 1999.

Capital Resources. Shareholders' equity totaled $9,023,000 at December 31, 2000. This included $9,068,000 of common stock and additional paid in capital less a deficit of $38,000 and other comprehensive income in the form of an unrealized loss on securities available for sale of $7,000, which is net of tax effect of $5,000. Shareholders' equity totaled $8,694,000 at of December 31, 1999. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $253,000 and other comprehensive loss of unrealized loss on securities available for sale of $121,000, which is net of tax effect of $74,000.

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

The asset portion of the balance sheet provides liquidity primarily through investments in federal funds and maturities of investment securities. Additional sources of liquidity are loan repayments and possible early repayments from the government agency securities in the investment portfolio.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At December 31, 2000, the Company had $5,000,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at December 31, 2000. At December 31, 1999, the Company had $5,000,000 of federal funds lines available at three correspondent banks and had drawn $2,000,000.

Because of the level of capital obtained in formation as well as the sale of $3,000,000 of subordinated convertible capital debentures, no additional capital funds or notes payable are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the year ended December 31, 2000 totaled $3,101,000. This was the result of interest income of $8,293,000 and interest expense of $5,192,000. Interest income produced by the loan portfolio totaled $6,576,000, interest income on investment securities totaled $1,507,000 and interest income on federal funds totaled $210,000. Interest expense included $3,915,000 of interest expense on certificates of deposit, interest expense of $661,000 on interest-bearing transaction accounts, interest expense of $90,000 on money market demand accounts, interest expense on savings accounts of $13,000, interest expense on short-term borrowings of $250,000 and interest expense on subordinated convertible capital debentures of $263,000.

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

The net interest margin for the year ended December 31, 2000 was 3.08%. The net cost of funds, defined as interest expense divided by average-earning assets, for the year ended December 31, 2000 was 5.16% and the yield on earning assets was 8.25%. The net interest margin for the year ended December 31, 1999 was 3.52%. The net cost of funds was 3.98% for 1999. The yield on earning assets was 7.50% for 1999.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the year ended December 31, 2000 was 2.75% and for the year ended December 31, 1999 was 3.13%.

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

Management believes that the $942,000 at December 31, 2000 and $817,000 at December 31, 1999 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless there is reason to believe the collection of principal and interest is fairly certain. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis. Loans on non-accrual status at December 31, 2000 totaled $253,000. The Company had no impaired loans, loans past due ninety days or more and still accruing interest or foreclosed real estate held for sale at December 31, 2000. Loans past due ninety days or more and still accruing interest at December 31, 1999 totaled $34,000. The Company had no impaired loans, loans on non-accrual loans status or foreclosed real estate at December 31, 1999.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Non-interest income totaled $700,000 for the year ended December 31, 2000. This included $352,000 on service charge on deposit accounts, other fees of $234,000 and $114,000 of other non-interest income which included a $86,000 increase in the cash surrender value of officers life insurance. There were no gains or losses on securities during 2000.

Total non-interest income totaled $368,000 for the year ended December 31, 1999. This included $198,000 from service charges on deposit accounts, other fees of $47,000, net gains on sales of investment securities of $2,000 and $121,000 of other non-interest income which included a $75,000 increase in the cash surrender value of officers life insurance.

Non-interest Expenses. Non-interest expense for the year ended December 31, 2000 totaled $3,353,000. Salaries and employee benefits for the year ended December 31, 2000 totaled $1,681,000. Occupancy expenses for the year ended December 31, 2000 totaled $187,000 while furniture and equipment expenses totaled $234,000. Other non-interest expenses totaled $1,251,000. Other non-interest expenses include supplies and printing, data processing, advertising, telephone, postage and professional fees.

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

Income Taxes. For the year ended December 31, 2000, the Company's income tax expense was $94,000, or 30.4% of income before taxes. For the year ended December 31, 1999 the Company's income tax expense was $146,000, or 33.3% of income before taxes. During 1999, the Company has fully utilized net operating losses from previous years to reduce current federal and state taxable income.


RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the year ended December 31, 2000 was 0.20%. Return on equity (net income divided by average equity) for the year ended December 31, 2000 was 2.43%. Equity to assets (average equity divided by average total assets) for the year ended December 31, 2000 was 8.05%. There were no dividends paid during the year ended December 31, 2000, so no dividend payout ratio is presented. Return on assets for the year ended December 31, 1999 was 0.35%. Return on equity for the year ended December 31, 1999 was 3.46%. Equity to assets for the year ended December 31, 1999 was 10.0%. There were no dividends paid during the year ended December 31, 1999, so no dividend payout ratio is presented.

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

PROPERTY ACQUISITIONS

During 1999, the Company began renovating its existing office premises and Bank building into one combined main office. The cost of this renovation and construction and related furnishings was approximately $2,700,000 and was completed in April 2000. An additional outlay of $202,000 had been expended for the addition of a branch that opened in March 2000. An additional $200,000 is anticipated to be spent in the second quarter of 2001 to adapt a leased building into a full service banking facility. No other significant property acquisitions are planned for the next year.

PERSONNEL

The Company increased the number of employees from the level of forty-three at December 31, 1999 to fifty-one at December 31, 2000. The Company anticipates increasing the number of employees during 2001 to approximately fifty-five employees. This includes additional staff for a branch to open in Smyrna in Rutherford County in the second quarter of 2001. In addition, additional staff may be required to service the anticipated loan and deposit growth and related support services during the next twelve months.

RESEARCH AND DEVELOPMENT

The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.


AVERAGE BALANCE SHEET AND NET INTEREST INCOME


 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 2000 and certain other information:

                                                                               Interest
                                                               Average         Income/              Average
                                                               Balances        Expense                Rates
                                                               --------        -------               ------
ASSETS:                                                     (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                          $ 72,040         $6,576                9.13%
U.S. Treasury and other U.S. government agencies                 25,275          1,507                5.96%
States and municipalities                                            --             --                  N/A
Federal funds sold                                                3,255            210                6.45%
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                   100,570          8,293                8.25%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                                           2,322
Other assets                                                      7,909
Allowance for possible loan losses                                 (889)
-----------------------------------------------------------------------------------------------------------
Total assets                                                   $109,912
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $ 22,626            764                3.38%
Certificates of deposit                                          64,419          3,915                6.08%
Short-term borrowings                                             4,273            250                5.85%
Subordinated convertible capital debentures                       3,000            263                8.77%
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense              94,318          5,192                5.50%
-----------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                              5,844
Other liabilities                                                   907
Shareholders' equity                                              8,843
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $109,912
===========================================================================================================
Net interest earnings                                                           $3,101
===========================================================================================================
Net interest income on interest-earning assets                                                        3.08%
===========================================================================================================

Taxable equivalent adjustment:                                                     N/A
==========================================================================================================

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 1999 and certain other information:


                                                                               Interest
                                                               Average         Income/               Average
                                                               Balances        Expense                Rates
                                                               --------        -------               ------
ASSETS:                                                     (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                           $50,998         $4,330                8.49%
U.S. Treasury and other U.S. government agencies                 24,966          1,436                5.75%
States and municipalities                                            --             --                  N/A
Federal funds sold                                                2,696            132                4.90%
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                    78,660          5,898                7.50%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                                           1,545
Other assets                                                      4,893
Allowance for possible loan losses                                 (627)
-----------------------------------------------------------------------------------------------------------
Total assets                                                    $84,471
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                            $25,937            830                3.20%
Certificates of deposit                                          41,353          2,133                5.16%
Short-term borrowings                                             3,566            165                4.63%
Subordinated convertible capital debentures                         750             --                  N/A
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense              71,606          3,128                4.37%
-----------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                              3,859
Other liabilities                                                   527
Shareholders' equity                                              8,479
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $84,471
===========================================================================================================
Net interest earnings                                                           $2,770
===========================================================================================================
Net interest income on interest-earning assets                                                        3.52%
===========================================================================================================

Taxable equivalent adjustment:                                                     N/A
==========================================================================================================

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the year ended December 31, 2000 to the year ended December 31, 1999 (in thousands).

                                                                                                      Increase
                                                                       Increase        Increase      (Decrease)
                                                                      (Decrease)      (Decrease)        Due to
                                                     Increase           Due to          Due to        Rate and
                                                    (Decrease)          Volume           Rate           Volume
---------------------------------------------------------------------------------------------------------------
                        ASSETS

Federal funds sold                                   $    78           $    27           $  42           $   9
Investment securities                                     71                18              53              --
Loans                                                  2,246             1,787             325             134
--------------------------------------------------------------------------------------------------------------
   Total interest earning assets                       2,395             1,832             420             143
--------------------------------------------------------------------------------------------------------------

                      LIABILITIES

Demand deposits and savings accounts                     (66)             (106)             46              (6)
Certificates of deposits                               1,782             1,190             380             212
--------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits                     1,716             1,084             426             206
--------------------------------------------------------------------------------------------------------------
Short-term borrowings                                     85                33                            43 9
Subordinated convertible capital debentures              263                --              66             197
  Total interest bearing liabilities
--------------------------------------------------------------------------------------------------------------
                                                       2,064             1,117             535             412
--------------------------------------------------------------------------------------------------------------

  Total                                              $   331           $   715           $(115)          $(269)
==============================================================================================================

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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, 2000 and December 31, 1999 (in thousands):

                                                         2000             1999
                                                         ----             ----
Interest-bearing deposits with banks                  $     --           $    --
Investment securities                                   22,940            26,246
Federal funds sold                                       4,993             2,160
Loans:
Real estate                                             55,425            43,998
Commercial and other                                    23,179            21,047
--------------------------------------------------------------------------------
Total loans                                             78,604            65,045
--------------------------------------------------------------------------------
Interest-earning assets                               $106,537           $93,451
================================================================================


INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At December 31, 2000, approximately $14,091,000 of investment securities was classified as available for sale and at December 31, 1999, approximately $17,387,000 of investment securities was classified as available for sale. Approximately $12,000 and $195,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of December 31, 2000 and December 31, 1999, respectively, before tax effect. There was $8,849,000 and $8,859,000 of securities at December 31, 2000 and 1999, classified as held to maturity, respectively.

At December 31, 2000 as well as December 31, 1999, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company has acquired and maintains restricted stock in the Federal Home Loan Bank of Cincinnati and in the Federal Reserve Bank of Atlanta. The other stock relates to an investment in a related loan correspondent company.

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2000 (in thousands):

                                                    Amortized                          Estimated
                                                      Cost                            Fair Value
                                                    ---------                         ----------
AVAILABLE FOR SALE:
U.S. Treasury                                        $    --                           $    --
U.S. Government agencies                              13,482                            13,470
States and political subdivisions                         --                                --
Other securities                                          --                                --
----------------------------------------------------------------------------------------------
Total available for sale debt securities              13,482                            13,470
Federal Home Loan Bank stock                             262                               262
Federal Reserve Bank stock                               346                               346
Other stock                                               13                                13
----------------------------------------------------------------------------------------------
Total available for sale                             $14,103                           $14,091
==============================================================================================


HELD TO MATURITY:
U.S. Treasury                                        $    --                           $    --
U.S. Government agencies                               8,849                             8,813
States and political subdivisions                         --                                --
Other securities                                          --                                --
----------------------------------------------------------------------------------------------
Total held to maturity                               $ 8,849                           $ 8,813
==============================================================================================

Total investment portfolio                           $22,952                           $22,904
==============================================================================================

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 1999 (in thousands):

                                                    Amortized                          Estimated
                                                      Cost                            Fair Value
                                                    ---------                         ----------
AVAILABLE FOR SALE:
U.S. Treasury                                        $ 2,997                            $2,988
U.S. Government agencies                              13,998                            13,812
States and political subdivisions                         --                                --
Other securities                                          --                                --
----------------------------------------------------------------------------------------------
Total available for sale debt securities              16,995                            16,800
Federal Home Loan Bank stock                             244                               244
Federal Reserve Bank stock                               343                               343
----------------------------------------------------------------------------------------------
Total available for sale                             $17,582                           $17,387
==============================================================================================

HELD TO MATURITY:
U.S. Treasury                                        $    --                           $    --
U.S. Government agencies                               8,859                             8,628
States and political subdivisions                         --                                --
Other securities                                          --                                --
----------------------------------------------------------------------------------------------
Total held to maturity                               $ 8,859                           $ 8,628
==============================================================================================

Total investment portfolio                           $26,441                           $26,015
==============================================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                             Amortized    Estimated    Weighted
                                               Cost       Fair Value  Average Yield
                                             ----------   ----------  -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                $    --      $    --       N/A
U.S. Government agencies:
Due within 1 year                                6,000        5,983      5.60%
Due after 1 year but within 5 years              7,482        7,487      6.36%
Due after 5 years but within 10 years               --           --       N/A
Due after 10 years                                  --           --       N/A
-----------------------------------------------------------------------------
Total                                           13,482       13,470      6.02%
-----------------------------------------------------------------------------
States and political subdivisions                   --           --       N/A
Other                                               --           --       N/A
-----------------------------------------------------------------------------
Total investments available for sale-debt      $13,482      $13,470      6.02%
=============================================================================

HELD TO MATURITY:
U.S. Treasuries                                $    --      $    --       N/A
U.S. Government agencies:
Due within 1 year                                   --           --       N/A
Due after 1 year but within 5 years              7,849        7,812      5.97%
Due after 5 years but within 10 years            1,000        1,001      6.31%
Due after 10 years                                  --           --       N/A
-----------------------------------------------------------------------------
Total                                            8,849        8,813      6.00%
-----------------------------------------------------------------------------
States and political subdivisions                   --           --       N/A
Other                                               --           --       N/A
-----------------------------------------------------------------------------
Total held to maturity                         $ 8,849      $ 8,813      6.00%
=============================================================================
Total investment debt portfolio                $22,331      $22,283      6.01%
=============================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 1999. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                             Amortized   Estimated      Weighted
                                               Cost      Fair Value   Average Yield
                                             ---------   ----------   -------------
AVAILABLE FOR SALE:
U.S. Treasuries:
Due within 1 year                              $ 2,997      $ 2,988      5.39%
U.S. Government agencies:
Due within 1 year                                3,999        3,968      5.15%
Due after 1 year but within 5 years              8,994        8,854      5.68%
Due after 5 years but within 10 years            1,005          990      6.18%
Due after 10 years                                  --           --       N/A
-----------------------------------------------------------------------------
Total                                           16,995       16,800      5.56%
-----------------------------------------------------------------------------
States and political subdivisions                   --           --       N/A
Other                                               --           --       N/A
-----------------------------------------------------------------------------
Total investments available for sale-debt      $16,995      $16,800      5.56%
=============================================================================

HELD TO MATURITY:
U.S. Treasuries                                $    --      $    --       N/A
U.S. Government agencies:
Due within 1 year                                   --           --       N/A
Due after 1 year but within 5 years              5,998        5,841      4.49%
Due after 5 years but within 10 years            2,861        2,787      6.17%
Due after 10 years                                  --           --       N/A
-----------------------------------------------------------------------------
Total                                            8,859        8,628      6.01%
-----------------------------------------------------------------------------
States and political subdivisions                   --           --       N/A
Other                                               --           --       N/A
-----------------------------------------------------------------------------
Total held to maturity                         $ 8,859      $ 8,628      6.00%
=============================================================================
Total investment debt portfolio                $25,854      $25,428      5.70%
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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 2000 (dollars in thousands).

                                                                                      Percent of
                                                                  Balance             Total Loans
                                                                  -------             -----------
Real estate loans:
Construction and land development                               $  8,140                   10.4%
Secured by residential properties                                 30,507                   38.8%
Secured by commercial real estate                                 16,778                   21.3%
------------------------------------------------------------------------------------------------
Total real estate loans                                           55,425                   70.5%
------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    8,747                   11.1%
Other consumer loans                                              14,432                   18.4%
------------------------------------------------------------------------------------------------
Total loans                                                       78,604                  100.0%
Unamortized premiums and net deferred loan costs                     280                     N/A
Allowance for possible loan losses                                  (942)                    N/A
------------------------------------------------------------------------------------------------
Net loans                                                       $ 77,942                     N/A
================================================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 1999 (dollars in thousands).


                                                                                       Percent of
                                                                 Balance               Total Loans
                                                                 -------               -----------
Real estate loans:
Construction and land development                               $  2,702                    4.1%
Secured by residential properties                                 22,457                   34.5%
Secured by commercial real estate                                 18,839                   29.0%
------------------------------------------------------------------------------------------------
Total real estate loans                                           43,998                   67.6%
------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    9,747                   15.0%
Other consumer loans                                              11,300                   17.4%
------------------------------------------------------------------------------------------------
Total loans                                                       65,045                  100.0%
Unamortized premiums and net deferred loan costs                     252                    N/A
Allowance for possible loan losses                                  (817)                   N/A
-----------------------------------------------------------------------------------------------
Net loans                                                       $ 64,480                    N/A
===============================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2000 (in thousands).


                                                            Maturity Range
                                          ------------------------------------------------
                                           One Year    One Through    Over
                                            or Less    Five Years   Five Years    Total
                                           --------    -----------  ----------    -----
LOAN MATURITY:
Real estate construction loans              $ 3,324      $ 4,816      $   --      $ 8,140
Real estate mortgage loans                   16,220       29,540       1,525       47,285
Commercial and industrial loans               7,214        1,398         135        8,747
All other loans                               2,644        9,694       2,094       14,432
-----------------------------------------------------------------------------------------
Total loans                                 $29,402      $45,448      $3,754      $78,604
=========================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                $ 3,304      $16,762      $3,581      $23,647
Floating or adjustable interest rates        26,098       28,686         173       54,957
-----------------------------------------------------------------------------------------
Total                                       $29,402      $45,448      $3,754      $78,604
=========================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 1999 (in thousands).


                                                           Maturity Range
                                          -----------------------------------------------
                                           One Year   One Through    Over
                                            or Less    Five Years  Five Years     Total
                                           --------   ------------ ----------     -----
LOAN MATURITY:
Real estate construction loans             $ 1,216      $   426      $ 1,060      $ 2,702
Real estate mortgage loans                   3,937        4,401       32,958       41,296
Commercial and industrial loans              7,611        1,856          280        9,747
All other loans                              1,172        7,380        2,748       11,300
-----------------------------------------------------------------------------------------
Total loans                                $13,936      $14,063      $37,046      $65,045
=========================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates               $   950      $ 8,235      $36,367      $45,552
Floating or adjustable interest rates       12,986        5,828          679       19,493
-----------------------------------------------------------------------------------------
Total                                      $13,936      $14,063      $37,046      $65,045
=========================================================================================

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $942,000 as of December 31, 2000 or 1.20% of loans outstanding. The allowance for possible loan losses was $817,000 as of December 31, 1999, or 1.26% of loans outstanding. The provision for possible loan losses charged against earnings during the year ended December 31, 2000 was $139,000. Net charge-offs during 2000 were $14,000 (consisting of charge-offs of $16,000 and recoveries of $2,000.) The provision for possible loan losses charged against earnings during 1999 was $353,000. Net charge-offs during 1999 were $9,000 (consisting of charge-offs of $10,000 and recoveries of $1,000.)

The Company had non-performing loans totaling $253,000 at December 31, 2000 and $34,000 at December 31, 1999. This includes non-accrual loans, loans past due ninety or more days and restructured loans. The Company had $253,000 of non-accrual loans at December 31, 2000 and no non-accrual loans at December 31, 1999. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 2000 or at December 31, 1999. There were no loans past due ninety days or more and still accruing interest at December 31, 2000. There were $34,000 of loans past due ninety or more days and still accruing interest at December 31, 1999.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.


DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 2000 and 1999 (in thousands):


                                                                  2000               1999
                                                                  ----               ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations                      $  5,783          $ 6,873
U. S. Government and states and political subdivisions                --               --
Certified and official checks                                        358              630
-----------------------------------------------------------------------------------------
Total non-interest-bearing deposits                                6,141            7,503
-----------------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                                  24,653           21,794
Saving accounts                                                      768              367
Certificates of deposit, less than $100,000                       43,729           35,277
Certificates of deposit, $100,000 or greater                      24,799           20,754
-----------------------------------------------------------------------------------------
Total interest-bearing deposits                                   93,949           78,192
-----------------------------------------------------------------------------------------
Total deposits                                                  $100,090          $85,695
=========================================================================================

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the year ended December 31, 2000 and 1999 (dollars in thousands):

                                                  2000                           1999
                                                  ----                           ----
Non-interest-bearing deposits             $ 5,844           N/A           $ 3,859           N/A
Interest-bearing demand deposits           22,005          3.42%           25,591          3.22%
Savings accounts                              621          2.08%              346          2.08%
Certificates of deposit                    64,419          6.08%           41,353          5.16%
-----------------------------------------------------------------------------------------------
Total deposits                            $92,889          5.04%          $71,149          4.16%
===============================================================================================

At December 31, 2000, certificates of deposits greater than $100,000 aggregated approximately $24,799,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                               3 Months         3 to 12          1 to 5        Over 5
                                or less          Months           Years        Years
                               --------         -------          ------        ------
Certificates of deposit          $7,902          $12,912          $3,985          --
=====================================================================================

At December 31, 1999, certificates of deposits greater than $100,000 aggregated approximately $20,754,000. The following table indicates, as of December 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                 3 Months         3 to 12        1 to 5        Over 5
                                 or less           Months         Years        Years
                                 --------         --------       -------      -------
Certificates of deposit          $10,643          $7,253          $2,858          --
=====================================================================================


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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 2000 was 77.6% and for the year ended December 31, 1999 was 71.7%.

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

The following table gives the various capital ratios and balances at December 31, 2000 and December 31, 1999 (dollars in thousands) for the Company:

                                                        2000             1999
                                                        ----             ----
CAPITAL:
Tier I capital:
Shareholders' equity                                 $  9,030          $ 8,815
Less investment in unconsolidated affiliate                13               --
Less excess tax assets                                    304              256
------------------------------------------------------------------------------
Total Tier I capital                                    8,713            8,559
------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                         3,000            3,000
Qualifying allowance for loan losses                      942              817
------------------------------------------------------------------------------
Total Tier II capital                                   3,942            3,817
------------------------------------------------------------------------------
Total capital                                        $ 12,655          $12,376
==============================================================================
Risk-adjusted assets                                 $ 86,189          $76,553
==============================================================================
Quarterly average assets                             $112,964          $95,890
==============================================================================

RATIOS:
Tier I capital to risk-adjusted assets                   10.1%            11.2%
Tier II capital to risk-adjusted assets                   4.6%             5.0%
Total capital to risk-adjusted assets                    14.7%            16.2%
Leverage -- Tier I capital to quarterly
    Average assets less disallowed intangibles            7.7%             8.9%

The following table gives the various capital ratios and balances at December 31, 2000 and December 31, 1999 (dollars in thousands) for the Bank:


                                                       2000               1999
                                                       ----               ----
CAPITAL:
Tier I capital:
Shareholders' equity                                 $ 11,734          $11,569
Less excess tax assets                                    304              247
------------------------------------------------------------------------------
Total Tier I capital                                   11,430           11,322
------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                            --               --
Qualifying allowance for loan losses                      942              817
------------------------------------------------------------------------------
Total Tier II capital                                     942              817
------------------------------------------------------------------------------
Total capital                                        $ 12,372          $12,139
==============================================================================
Risk-adjusted assets                                 $ 86,189          $76,497
==============================================================================
Quarterly average assets                             $112,964          $95,890
==============================================================================

RATIOS:
Tier I capital to risk-adjusted assets                   13.3%            14.8%
Tier II capital to risk-adjusted assets                   1.1%             1.1%
Total capital to risk-adjusted assets                    14.4%            15.9%
Leverage -- Tier I capital to quarterly
    Average assets less disallowed intangibles           10.1%            11.8%

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

                                          Total Risk-Based      Tier I Risk-Based     Leverage
                                            Capital Ratio          Capital Ratio        Ratio
                                          ----------------      ------------------   ------------
Well-capitalized                            10% or above          6% or above        5% or above
Adequately capitalized                      8% or above           4% or above        4% or above
Undercapitalized                            Less than 8%          Less than 4%       Less than 4%
Significantly undercapitalized              Less than 6%          Less than 3%       Less than 3%
Critically undercapitalized                     --                    --               2% or less

On December 31, 2000 and December 31, 1999, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 and 1999 is comprised of the following:

                                                                    2000           1999
                                                                    ----           -----
Federal funds purchased                                           $   --          $2,000

Securities underlying the repurchase agreements -
obligations of U.S. Government agencies and
corporations with amortized cost of approximately
$6,299,000 and $6,364,000 at December 31, 2000
and 1999, respectively, and estimated fair
values of $6,285,000 and $6,211,000
at December 31, 2000 and 1999, respectively                        4,320           2,889
----------------------------------------------------------------------------------------
         Total                                                    $4,320          $4,889
========================================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $3,960,000 and $3,309,000 during 2000 and 1999, respectively, and the maximum amount outstanding at any month end during 2000 and 1999 was approximately $5,539,000 and $5,892,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

ITEM 7 - FINANCIAL STATEMENTS



                        CONSOLIDATED FINANCIAL STATEMENTS



                           MURFREESBORO BANCORP, INC.

                           DECEMBER 31, 2000 AND 1999

                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



                                 C O N T E N T S


                                                                                                             Page
                                                                                                            Number
Independent Auditors' Report ........................................................................          F-1

Consolidated Balance Sheets .........................................................................          F-2

Consolidated Statements of Operations ...............................................................          F-3

Consolidated Statements of Changes in Shareholders' Equity ..........................................          F-4

Consolidated Statements of Cash Flows ...............................................................          F-5

Notes to Consolidated Financial Statements ..........................................................       F6-F27

                    [RAYBURN, BETTS & BATES, PC. LETTERHEAD]





                                Independent Auditors' Report




The Board of Directors
Murfreesboro Bancorp, Inc.
Murfreesboro, Tennessee

We have audited the consolidated balance sheets of Murfreesboro Bancorp, Inc. and subsidiaries (collectively "the Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States of America.



/s/ Rayburn, Betts and Bates, P.C.
Nashville, Tennessee
February 21, 2001

                              MURFREESBORO BANCORP, INC.
                              CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 2000 AND 1999
                             (Tabular Amounts Are In Thousands)


            ASSETS                                                                       2000                  1999
                                                                                         ----                  ----
Cash and due from banks (note 2)                                                       $   3,531           $   3,114
Federal funds sold                                                                         4,993               2,160
--------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                  8,524               5,274
--------------------------------------------------------------------------------------------------------------------
Securities available for sale (note 3)                                                    14,091              17,387
Securities held to maturity (estimated fair value of
     $8,813,000 and $8,628,000 for 2000 and 1999 - note 3)                                 8,849               8,859
--------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                     22,940              26,246
--------------------------------------------------------------------------------------------------------------------
Loans, net (note 4)                                                                       77,942              64,480
Premises and equipment, net (note 5)                                                       5,050               4,475
Accrued interest receivable                                                                  862                 745
Deferred tax benefit (note 9)                                                                315                 342
Other assets (note 6)                                                                      1,893               1,684
--------------------------------------------------------------------------------------------------------------------
          Total assets                                                                 $ 117,526           $ 103,246
====================================================================================================================


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits (note 7)                                                                   $ 100,090           $  85,695
   Short-term borrowings (note 8)                                                          4,320               4,889
   Accrued interest payable                                                                  544                 344
   Other liabilities                                                                         549                 624
   Subordinated convertible capital debentures (note 10)                                   3,000               3,000
--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                             108,503              94,552
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 11)

Shareholders' equity (note 12):
   Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
      no shares issued or outstanding at December 31, 2000 and 1999                           --                  --
   Common stock, $5.00 par value, 5,000,000 and 1,000,000 shares authorized and 907,609 and 907,609 shares issued and outstanding
      at December 31, 2000 and 1999, respectively                                          4,538               4,538
   Additional paid-in capital                                                              4,530               4,530
   Deficit                                                                                   (38)               (253)
--------------------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                           9,030               8,815
   Accumulated other comprehensive loss, net of tax                                           (7)               (121)
--------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                      9,023               8,694
--------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                                  $ 117,526           $ 103,246
====================================================================================================================

See notes to consolidated financial statements.

                              MURFREESBORO BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                (Tabular Amounts Are In Thousands Except Per Share Amounts)


                                                                                     2000            1999
                                                                                     ----            ----
Interest income:
     Interest on federal funds sold                                                 $  210          $  132
     Interest and dividends on taxable investment securities                         1,507           1,436
     Interest and fees on loans                                                      6,576           4,330
----------------------------------------------------------------------------------------------------------
               Total interest income                                                 8,293           5,898
----------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on negotiable order of withdrawal accounts                               661             415
     Interest on money market demand accounts                                           90             408
     Interest on savings deposits                                                       13               7
     Interest on certificates of deposit                                             3,915           2,133
----------------------------------------------------------------------------------------------------------
               Total interest expense on deposits                                    4,679           2,963
     Interest on short-term borrowings                                                 250             165
     Interest on subordinated convertible capital debentures                           263              --
----------------------------------------------------------------------------------------------------------
               Total interest expense                                                5,192           3,128
----------------------------------------------------------------------------------------------------------
               Net interest income                                                   3,101           2,770
Provision for possible loan losses (note 4)                                            139             353
----------------------------------------------------------------------------------------------------------
              Net interest income after provision for possible loan losses           2,962           2,417
----------------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges on deposits                                                       352             198
     Other fees and commissions                                                        234              47
     Securities gains, net                                                              --               2
     Other non-interest income                                                         114             121
----------------------------------------------------------------------------------------------------------
               Total non-interest income                                               700             368
----------------------------------------------------------------------------------------------------------
Non-interest expense:
     Salaries and employee benefits                                                  1,681           1,262
     Occupancy expenses, net (note 5)                                                  187              75
     Furniture and equipment expense (note 5)                                          234             150
     Other non-interest expenses                                                     1,251             859
----------------------------------------------------------------------------------------------------------
              Total non-interest expense                                             3,353           2,346
----------------------------------------------------------------------------------------------------------
              Income before income taxes                                               309             439
Income tax expense  (note 9)                                                            94             146
----------------------------------------------------------------------------------------------------------
                Net income                                                          $  215          $  293
==========================================================================================================
Earnings per share (note 19):
      Basic                                                                         $ 0.24          $ 0.32
==========================================================================================================
      Diluted                                                                       $ 0.23          $ 0.30
==========================================================================================================

See notes to consolidated financial statements.

                              MURFREESBORO BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Tabular Amounts Are In Thousands)


                                           Common Stock                                              Accumulated
                                         ------------------     Additional              Realized       Other
                                                       Par       Paid-in              Shareholders' Comprehensive
                                         Shares       Value      Capital     Deficit     Equity     Income (Loss)     Total
                                         ------       -----     ----------   -------  ------------- -------------    -------
Balance at
     January 1, 1999                    907,609      $4,538      $4,530      $(546)      $8,522      $  12           $ 8,534

Comprehensive income:
     Unrealized loss on
     securities available for
     sale, net of tax of ($81,000)           --          --          --         --           --       (133)             (133)

     Net income                              --          --          --        293          293         --               293
----------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                                                           160

Balance at
   December 31, 1999                    907,609       4,538       4,530       (253)       8,815       (121)            8,694
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $69,000             --          --          --         --           --        114               114

     Net income                              --          --          --        215          215         --               215
----------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                          329
                                                                                                                         ---
Balance at
   December 31, 2000                    907,609      $4,538      $4,530      $ (38)      $9,030      $  (7)          $ 9,023
============================================================================================================================

See notes to consolidated financial statements.

                              MURFREESBORO BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Tabular Amounts Are In Thousands)


                                                                                           2000         1999
                                                                                           ----         -----
Operating activities:
        Net income                                                                    $    215       $    293
        Adjustments to reconcile net income to net cash
             provided by operating activities:
                Provision for possible loan losses                                         139            353
                Provision for deferred tax expense (benefit)                               (48)            62
                Provision for depreciation, amortization and accretion, net                264            159
                Gain on sale of investments securities available for sale                   --             (2)
                Stock dividend on Federal Home Loan Bank common stock                      (13)           (15)
         Changes in assets and liabilities:
                Increase in accrued interest receivable                                   (117)          (205)
                Increase in cash surrender value of officers life insurance                (86)           (75)
                Increase in other assets                                                  (123)           (26)
                Increase in accrued interest payable                                       200            139
                Increase (decrease) in other liabilities                                   (75)           532
-------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                        356          1,215
-------------------------------------------------------------------------------------------------------------
Investing activities:
          Purchase of securities available for sale                                     (4,501)       (12,378)
          Purchase of securities held to maturity                                           --         (4,501)
          Maturities and calls of securities available for sale                          8,000         12,000
          Maturities and calls of securities held to maturity                               --          2,000
          Proceeds from sale of securities available for sale                               --          2,990
          Increase in loans, net                                                       (13,601)       (27,515)
          Additions to premises and equipment                                             (830)        (3,001)
-------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                        (10,932)       (30,405)
-------------------------------------------------------------------------------------------------------------
Financing activities:
          Issuance of subordinated convertible capital debentures                           --          3,000
          Net increase in deposits                                                      14,395         20,693
          Net increase (decrease) in short-term borrowings                                (569)         1,299
-------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                     13,826         24,992
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     3,250         (4,198)
Cash and cash equivalents at beginning of the year                                    $  5,274       $  9,472
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                                          $  8,524       $  5,274
=============================================================================================================

Supplemental disclosure of cash flow information:
        Cash paid during the year for:
          Interest                                                                    $  5,028       $  2,989
=============================================================================================================
          Taxes                                                                       $    157       $     --
=============================================================================================================
        Non-cash transactions:
        Change in unrealized gain (loss) on securities available for sale, net of tax effect of $69,000 and ($81,000) for 2000 and
        1999, respectively                                                            $    114       $   (133)
=============================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies of Murfreesboro Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following represent the more significant of those policies and practices:

         (a) Basis of Consolidated Financial Statements

                  The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Bank of Murfreesboro (the Bank), which is a full service bank, and its wholly owned subsidiaries; Bankers Insurance Group, Inc. (BIG), Bankers Mortgage Group, Inc. (BMG) and Realty Financial Services, LLC,
                  (RFS). BIG, BMG and RFS were all formed during the year ended December 31, 2000. BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for the Bank, RFS and other related entities. RFS originates mortgage loans for sale to third parties as a loan correspondent. Intercompany accounts and transactions have been eliminated in consolidation.

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

        (c)    Investment Securities

                  The Company has adopted Statement of Financial Accounting Standard (SFAS) 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Debt securities that management has positive intent and ability to hold until maturity will be classified as to be held to maturity.

                  Securities that are bought and held specifically for the purpose of selling them in the near term will be classified as trading securities. All other securities will be classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

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

                  The Financial Accounting Standards Board (FASB) issued SFAS 114 Accounting by Creditors for Impairment of a Loan which addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans, except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment including residential mortgage loans and consumer installment loans.

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

         (e) Premises and Equipment

                  Premises and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related assets, which primarily range from 3 to 40 years. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

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

                  The Company will file a consolidated federal income tax return and a combined state excise (income) tax return with the Bank, BIG and BMG. RFS will file a separate federal and state tax return, with the federal tax effect included in the Company's federal return. Income taxes are allocated on a "separate entity" basis.

         (h) Advertising Costs

                  Advertising costs are expensed as incurred and are not subject to capitalization and amortization.

(2) CASH AND DUE FROM BANKS

         At December 31, 2000 and 1999, the Company had deposits in other financial institutions in excess of Federal Deposit Insurance Corporation insurance coverage limits by approximately $1,602,000 and $1,657,000, respectively.

         The Bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The approximate average amount for cash maintenance for the years ended December 31, 2000 and 1999 was $360,000 and $154,000, respectively.

(3) INVESTMENT SECURITIES

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 2000 are as follows:

                                                                         Gross            Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                      ---------       ----------       ----------      ----------
         Obligations of U.S
           Government agencies
           and corporations                           $ 13,482           $ 15            $ 27           $ 13,470
         Equity securities                                 621             --              --                621
         -------------------------------------------------------------------------------------------------------
         Total                                        $ 14,103           $ 15            $ 27           $ 14,091
         =======================================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 1999 are as follows:

                                                                         Gross           Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                      ---------       ----------       ----------      ----------
         U.S. Treasury securities                      $  2,997           $ --           $   9          $  2,988
         Obligations of U.S
           Government agencies
           and corporations                              13,998             --             186            13,812
         Equity securities                                  587             --              --               587
         -------------------------------------------------------------------------------------------------------
           Total                                       $ 17,582           $ --           $ 195          $ 17,387
         =======================================================================================================

         The amortized cost and estimated fair value of debt securities available for sale at December 31, 2000 and 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                2000                               1999
                                                    ---------------------------        --------------------------
                                                    Amortized         Estimated        Amortized        Estimated
                                                      Cost           Fair Value           Cost         Fair Value
                                                    ----------       ----------        ---------       ----------
         Due in one year or less                     $  6,000         $  5,983          $  6,996         $  6,956
         Due after one year
           through five years                           7,482            7,487             8,994            8,854
         Due after five years through
           ten years                                       --               --             1,005              990
         --------------------------------------------------------------------------------------------------------
         Total debt securities available for sale    $ 13,482         $ 13,470          $ 16,995         $ 16,800
         ========================================================================================================

         Securities were sold in 1999 that resulted in gross proceeds of $2,990,000 and a net gain on the sale of securities of $2,000. No securities were sold in 2000.

         The amortized cost and approximate estimated fair value of securities held to maturity at December 31, 2000 are as follows:

                                                                         Gross           Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                      ---------       ----------       ----------      ----------
         Obligations of U.S
           Government agencies
           and corporations                            $ 8,849            $ 1             $ 37           $ 8,813
         =======================================================================================================

         The amortized cost and approximate estimated fair value of securities held to maturity at December 31, 1999 are as follows:

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

                                                                         Gross            Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                      ---------       ----------       ----------      ----------
         Obligations of U.S
           Government agencies
           and corporations                            $ 8,859            $ --            $ 231          $ 8,628
         =======================================================================================================

         The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2000 and 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               2000                               1999
                                                    ---------------------------        ------------------------
                                                    Amortized         Estimated        Amortized      Estimated
                                                      Cost           Fair Value           Cost       Fair Value
                                                    ---------        ----------        ---------     ----------
         Due in one year or less                     $    --           $    --          $    --        $    --
         Due after one year
           through five years                          7,849             7,812            5,998          5,841
         Due after five years through
           ten years                                   1,000             1,001            2,861          2,787
         -----------------------------------------------------------------------------------------------------
         Total debt securities held to maturity      $ 8,849           $ 8,813          $ 8,859        $ 8,628
         =====================================================================================================

         Investment securities having an estimated fair value of approximately $18,634,000 and $23,948,000 at December 31, 2000 and 1999,
         respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

         The investment in equity securities at December 31, 2000 and 1999 represents stock in the Federal Home Loan Bank (FHLB) of Cincinnati of $262,000 and $244,000, respectively, and stock in the Federal Reserve Bank of Atlanta (FRB) of $346,000 and $343,000, respectively. Both represent restricted stock in that it lacks a market and can only be sold at its par value to members of the FHLB or FRB or to the FHLB or FRB.

         During the year ended December 31, 2000, the Bank acquired a 50% ownership interest in Bankers Mortgage Trust, Inc. Such investment is not readily marketable and, accordingly, has been accounted for under the equity method of accounting. The investment is carried at $13,000 at December 31, 2000.

(4) LOANS, NET

         Loans, net at December 31, 2000 and 1999 are summarized as follows:

                                                                          2000                   1999
                                                                        --------               --------
         Commercial, financial and agricultural                         $  8,747               $  9,747
         Real estate - construction                                        8,140                  2,702
         Real estate - commercial                                         16,778                 18,839
         Real estate - mortgage                                           30,507                 22,457
         Consumer and other                                               14,432                 11,300
         ----------------------------------------------------------------------------------------------
            Total                                                         78,604                 65,045
         Unamortized premiums
            and net deferred loan costs                                      280                    252
         Less allowance for possible loan losses                             942                    817
         ----------------------------------------------------------------------------------------------
            Total loans, net                                            $ 77,942               $ 64,480
         ==============================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

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

         The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 2000 and 1999:

                                                                        2000                   1999
                                                                      --------               --------
         Balance - beginning of year                                  $  2,472               $  3,222
         New loans and advances during the year                          1,235                    346
         Repayments during the year                                     (1,258)                (1,096)
         --------------------------------------------------------------------------------------------
         Balance - end of year                                        $ 2,449                $  2,472
         ============================================================================================

         At December 31, 1999 loans past due ninety or more days and still accruing interest totaled $34,000. At December 31, 2000 there were no loans past due ninety or more days and still accruing interest.

         At December 31, 2000, loans totaling $253,000 were classified as non-accrual. The loss of interest income on such loans during 2000 was $4,000. No loans were classified as impaired at December 31, 2000. The Bank is not committed to any additional funding on these non-performing loans. At December 31, 1999 no loans were classified as impaired or non-accrual.

         Transactions in the allowance for possible loan losses for the years ended December 31, 2000 and 1999 are summarized as follows:

                                                                                 2000              1999
                                                                                -----             -----
         Balance - beginning of year                                            $ 817             $ 473
         Provision for possible loan losses                                       139               353
         ----------------------------------------------------------------------------------------------
                                                                                  956               826
         ----------------------------------------------------------------------------------------------
         Loans charged-off                                                        (16)              (10)
         Recoveries                                                                 2                 1
         ----------------------------------------------------------------------------------------------
         Net loans charged-off                                                    (14)               (9)
         ----------------------------------------------------------------------------------------------
         Balance - end of year                                                  $ 942             $ 817
         ==============================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

(5) PREMISES AND EQUIPMENT, NET

         The detail of premises and equipment, net at December 31, 2000 and 1999 is as follows:

                                                                                2000              1999
                                                                              -------           -------
         Land                                                                 $   884           $ 1,004
         Construction in progress                                                  --             2,007
         Buildings                                                              2,894               669
         Furniture and equipment                                                1,564             1,056
         Leasehold improvements                                                   202                --
         ----------------------------------------------------------------------------------------------
                                                                                5,544             4,736
         Less accumulated depreciation and amortization                          (494)             (261)
         ----------------------------------------------------------------------------------------------
         Premises and equipment, net                                          $ 5,050           $ 4,475
         ==============================================================================================

         Depreciation and amortization related to premises and equipment for the years ended December 31, 2000 and 1999 was $255,000 and $131,000, respectively.

         The Company also acquired equipment, supplies and furnishings of $53,000 and $51,000 from directors in 2000 and 1999, respectively.

         During 1998 the Company began construction to renovate its existing building into a larger main office. The building was completed in April 2000. The final cost of the contract including the change orders was $2,342,000. One of the Company's directors is a majority partner of the contractor.

         Capitalized interest on the project totaled $58,000, of which $36,000 was capitalized in 2000 and $22,000 was capitalized in 1999.

         The Company also opened a limited service branch office in March 2000. The Company hired an independent contractor to renovate the interior of the building at a cost of $202,000. The Company entered into a five year lease with a director that owns the building and the lease contains three five year renewal options.

(6) OTHER ASSETS

         The Company has purchased life insurance on certain of its employees and is the beneficiary of these policies. At December 31, 2000 and 1999, the cash surrender value of these policies, which is included in "other assets", was $1,661,000 and $1,575,000, respectively. There are no restrictions on the proceeds from these benefits and the Company has not borrowed against the cash surrender value of these policies.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

(7) DEPOSITS

         Deposits at December 31, 2000 and 1999 are summarized as follows:

                                                                         2000                  1999
                                                                      ---------              --------
         Non-interest bearing deposits:
         Demand deposits                                              $   6,141              $  7,503
         Interest bearing deposits:
         NOW and Super NOW accounts                                      11,107                11,064
         Money market demand accounts                                    13,546                10,730
         Savings                                                            768                   367
         Certificates of deposit $100,000 or greater                     24,799                20,754
         Other certificates of deposit                                   43,729                35,277
         --------------------------------------------------------------------------------------------
         Total                                                        $ 100,090              $ 85,695
         ============================================================================================

         At December 31, 2000 and 1999, the scheduled maturities of certificates of deposit were:

                                                                         2000                  1999
                                                                       --------              --------
         1 year                                                        $ 55,611              $ 45,813
         2 years                                                          7,170                 4,322
         3 years                                                          5,719                 3,046
         4 years                                                             15                 2,835
         5 years                                                             13                    15
         --------------------------------------------------------------------------------------------
         Total                                                         $ 68,528              $ 56,031
         ============================================================================================

(8) SHORT-TERM BORROWINGS

         Short-term borrowings at December 31, 2000 and 1999 is comprised of the following:

                                                                                2000                   1999
                                                                              -------                -------
         Federal funds purchased                                              $    --                $ 2,000
         Securities sold under agreement to repurchase                          4,320                  2,889
         ---------------------------------------------------------------------------------------------------
              Total                                                           $ 4,320                $ 4,889
         ===================================================================================================

         Securities underlying the repurchase agreements - obligations of U.S. Government agencies and corporations with
         amortized cost of approximately $6,299,000 and
         $6,364,000 at December 31, 2000 and 1999, respectively,
         and estimated fair values of $6,285,000 and $6,211,000
         at December 31, 2000 and 1999, respectively                          $ 4,320                $ 2,889
         ===================================================================================================

         The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one business day.

         Securities sold under agreement to repurchase averaged approximately $3,960,000 and $3,309,000 during 2000 and 1999, respectively, and the maximum amount outstanding at any month end during 2000 and 1999 was approximately $5,539,000 and $5,892,000, respectively.

         The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

(9) INCOME TAXES

         A reconciliation of income tax expense for the years ended December 31, 2000 and 1999 to the "expected" tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes is as follows:

                                                                                  2000                       1999
                                                                          ------------------          ------------------
         Computed "expected" tax expense                                  $ 105          34%          $ 149          34%
         Increase (reduction) in taxes
           resulting from:
              Exempt earnings from life insurance policies                  (29)         (9%)           (26)         (6)%
              State income taxes, net of federal tax effect                  10           3%             16           4%
              Other, net                                                      8           3%              7           1%
         --------------------------------------------------------------------------------------------------------------
         Income tax expense                                               $  94          31%          $ 146          33%
         ==============================================================================================================

         The components of income tax expense are summarized as follows:

                                                                      Federal          State            Total
                                                                      -------          -----            -----
         2000
         Current                                                       $ 119            $ 23            $ 142
         Deferred                                                        (40)             (8)             (48)
         ----------------------------------------------------------------------------------------------------
                Total                                                  $  79            $ 15            $  94
         ====================================================================================================

         1999
         Current                                                       $  70            $ 14            $  84
         Deferred                                                         52              10               62
         ----------------------------------------------------------------------------------------------------
                Total                                                  $ 122            $ 24            $ 146
         ====================================================================================================

         The sources of deferred income tax expenses (benefits) for 2000 and 1999 and the tax effect of each are as follows:

                                                                          2000                        1999
                                                                         -----                       ------
         Net operating losses                                            $  --                       $  200
         Provision for possible loan losses                                (40)                        (109)
         Depreciation                                                       40                           19
         Deferred compensation                                             (48)                         (45)
         Other, net                                                         --                           (3)
         --------------------------------------------------------------------------------------------------
         Deferred taxes, net                                             $ (48)                      $   62
         ==================================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

         Significant components of deferred tax assets on the balance sheets as of December 31, 2000 and 1999 are as follows:

                                                                        2000                1999
                                                                       -----               -----
         Deferred tax assets:
             Allowance for possible loan losses                        $ 301               $ 260
             Deferred compensation                                        94                  45
             Unrealized loss on investment securities                      5                  74
             Other                                                        25                  22
         ---------------------------------------------------------------------------------------
                                                                         425                 401
         ---------------------------------------------------------------------------------------

         Deferred tax liability:
             Premises and equipment                                      (92)                (52)
             Other                                                       (18)                 (7)
         ---------------------------------------------------------------------------------------
                                                                        (110)                (59)
         ---------------------------------------------------------------------------------------

         Net deferred tax asset before
             valuation allowance                                         315                 342
         Less valuation allowance                                         --                  --
         ---------------------------------------------------------------------------------------
         Net deferred tax asset                                        $ 315               $ 342
         =======================================================================================

         The composition of deferred tax assets at December 31, 2000 and 1999, by tax jurisdiction are as follows:

                                                                        2000                1999
                                                                       -----               -----
         Federal                                                       $ 265               $ 288
         State                                                            50                  54
         ---------------------------------------------------------------------------------------
         Net tax deferred asset                                        $ 315               $ 342
         =======================================================================================

(10) SUBORDINATED CONVERTIBLE CAPITAL DEBENTURES

         The Company issued $3,000,000 of floating rate subordinated convertible capital debentures (debentures) on September 29, 1999. Issuance costs related to the debentures is approximately $25,000 and is reflected in other assets, net of amortization. The debentures convert to common stock of the Company on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date.

         If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures begin accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. The weighted average rate, for the year ended December 31, 2000 was 8.77% and the interest expense was $263,000.

         The amount of debentures held by directors and officers of the Company at December 31, 2000 and 1999 totaled $2,004,000.

(11) COMMITMENTS AND CONTINGENCIES

         Effective April 6, 2000, the Bank entered into agreements to sell the Bank's branch building to a director of the Company and subsequently lease the branch from the director. The branch building was sold to the director for $425,000 which approximated the Bank's recorded value. No gain or loss was recorded on the sale. The lease with the director for the branch building is for an initial

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

         term of five years with three additional five year renewal option periods. The lease has monthly payments of $1,445 during the first year with subsequent years' payments adjusted for the change in the consumer price index.

         In the normal course of business there are contingent liabilities such as legal proceedings pending against the Company. In the opinion of management, no material adverse effect on the consolidated financial position of the Company is anticipated as a result of these items.

(12) SHAREHOLDERS' EQUITY

         Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of the Bank's regulatory agency, the Tennessee Department of Financial Institutions. There were no retained earnings against which dividends may be charged subsequent to December 31, 1999, without regulatory approval. The amount available at December 31, 2000 was $34,000.

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

         Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for possible loan losses and subordinated convertible capital debentures subject to certain limitations.

         Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
             (Tabular Amounts Are In Thousands Except Percentages)

         The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios of 1% to 2% above the minimum.

         As of December 31, 2000, the most recent notifications from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's categories.

         The following table summarizes the estimated capital ratios and amounts on a consolidated and Bank only basis and the regulatory minimum requirements at December 31, 2000 and 1999:

                                                                    Tier 1             Total            Tier 1
                                                                  Risk-Based        Risk-Based         Leverage
                                                                  ----------        ----------         --------
         Consolidated:
         Actual ratio - December 31, 2000                            10.107%          14.681%            7.711%
         Actual ratio - December 31, 1999                            11.180%          16.167%            8.926%

         Regulatory minimum for capital adequacy purposes             4.000%           8.000%            4.000%

         Calculated balance - December 31, 2000                    $  8,711          $ 12,653         $  8,711
         Calculated balance - December 31, 1999                    $  8,473          $ 12,290         $  8,473

         Regulatory minimum for capital adequacy purposes
         December 31, 2000                                         $  3,448          $  6,895         $  4,519
         December 31, 1999                                         $  3,062          $  6,124         $  3,836

                                                                    Tier 1             Total            Tier 1
                                                                  Risk-Based        Risk-Based         Leverage
                                                                  ----------        ----------         --------
         Bank Only:
         Actual ratio - December 31, 2000                            13.262%          14.355%           10.118%
         Actual ratio - December 31, 1999                            14.799%          15.861%           11.806%

         Regulatory minimum:
          For capital adequacy purposes                               4.000%           8.000%            4.000%
          To be well capitalized under prompt
          corrective action provisions                                6.000%          10.000%            5.000%

         Calculated balance - December 31, 2000                    $ 11,430          $ 12,372         $ 11,430
         Calculated balance - December 31, 1999                    $ 11,321          $ 12,138         $ 11,321

         Regulatory minimum for capital adequacy purposes:
         December 31, 2000                                         $  3,448          $  6,895         $  4,519
         December 31, 1999                                         $  3,060          $  6,120         $  3,836

         To be well capitalized under prompt corrective action
          provisions:
         December 31, 2000                                         $  5,171          $  8,619         $  5,648
         December 31, 1999                                         $  4,590          $  7,650         $  4,795

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

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

         Commitments to extend credit are legally binding agreements to lend to a customer. Commitments, with the exception of credit cards, generally have variable rates, fixed expiration dates and may require payment of a fee. The variable rates are tied to the Bank's index rate limiting the Company's market risk. Remaining unadvanced loan principal of commitments totaled $449,000 and $3,283,000 at December 31, 2000 and 1999, respectively. These balances do not necessarily represent actual future cash requirements since many of the commitments are expected to expire without being drawn upon. The Bank, for a majority of the commitments, evaluates each customer's credit worthiness on a case-by-case basis and collateral is obtained if deemed necessary. Collateral includes accounts and notes receivable, inventory, plant and equipment, marketable securities, and mortgages. Construction loan commitments for both residential and commercial properties totaled $10,505,000 and $6,084,000 at December 31, 2000 and 1999, respectively, with $2,365,000 and $3,382,000 being undrawn, respectively.

         At December 31, 2000 and 1999, the Bank did not offer credit card lines of credit. Home equity lines represent collateralized equity in single family residences. At December 31, 2000 and 1999, the home equity lines of credit totaled $3,673,000 and $1,697,000 with $2,108,000 and
         $448,000 undrawn, respectively.

         Letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, the purchase of domestic and international goods, and required developer improvements to construction sites. Since most letters of credit are not expected to be drawn upon, the total contract amounts do not necessarily represent actual future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. When deemed necessary, the Bank obtains marketable securities as collateral supporting these letters of credit. Letters of credit totaled $501,000 and $179,000 at December 31, 2000 and 1999, respectively.

         The Bank had no commitments to purchase financial instruments at predetermined prices at December 31, 2000 or 1999. The exposure to credit risk resides with the inability to deliver these financial instruments. The loss would be confined to any adverse change in the market prices that took place between the time of initiation and consummation of the transaction. Market risk consists of the normal risk that resides with any portfolio held when interest rates rise.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

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

         In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions are not permitted. The Company does not anticipate any material impact on the Company's financial position, results of operations or cash flows subsequent to the effective date of this statement.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

(16) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                                 Balance Sheets
                        As of December 31, 2000 and 1999

                   ASSETS                                                2000                       1999
                   ------                                              --------                   --------
         Cash                                                          $      1                   $    159
         Interest bearing time deposit                                      100                         --
         Investment in subsidiary bank                                   11,727                     11,448
         Deferred tax benefit                                                 5                          8
         Due from subsidiary                                                200                        177
         Other assets                                                        12                         13
         -------------------------------------------------------------------------------------------------
                  Total assets                                         $ 12,045                   $ 11,805
         =================================================================================================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

         Liabilities:
         Other liabilities                                             $     22                   $    111
         Subordinated convertible capital debentures                      3,000                      3,000
         -------------------------------------------------------------------------------------------------

                  Total liabilities                                       3,022                      3,111
         -------------------------------------------------------------------------------------------------

         Shareholders' equity:
           Preferred stock, no assigned value or rights,
             1,000,000 shares authorized, no shares issued
             or outstanding at December 31, 2000 and 1999                    --                         --
           Common stock, $5.00 par value,
             5,000,000 and 1,000,000 shares authorized,
             907,609 and 907,609 shares
             issued and outstanding at
             December 31, 2000 and 1999, respectively                     4,538                      4,538
         Additional paid-in capital                                       4,530                      4,530
         Deficit                                                            (38)                      (253)
         -------------------------------------------------------------------------------------------------
         Realized shareholders' equity                                    9,030                      8,815
         -------------------------------------------------------------------------------------------------
         Other accumulated comprehensive income                              (7)                      (121)
         -------------------------------------------------------------------------------------------------
                  Total shareholders' equity                              9,023                      8,694
         -------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity           $ 12,045                   $ 11,805
         =================================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)

(16) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Operations
                 For the Years ended December 31, 2000 and 1999

                                                                           2000                    1999
                                                                          -----                   -----
         Income:
              Interest income                                             $   6                   $   8
              Dividend income from subsidiary bank                          240                      --
         ----------------------------------------------------------------------------------------------
                    Total                                                   246                       8
         ----------------------------------------------------------------------------------------------

         Expenses:
              Professional fees                                              19                       9
              Interest expense on debentures                                263                      --
              Other non-interest expenses                                    31                      29
         ----------------------------------------------------------------------------------------------
                      Total                                                 313                      38
         ----------------------------------------------------------------------------------------------

                      Loss before income taxes and equity in
                      undistributed income of subsidiary bank               (67)                    (30)

         Income tax benefit                                                 117                      11
         ----------------------------------------------------------------------------------------------

                   Income (loss) before equity in undistributed
                   income of subsidiary bank                                 50                     (19)
         ----------------------------------------------------------------------------------------------

         Equity in undistributed income of subsidiary bank                  165                     312
         ----------------------------------------------------------------------------------------------

                   Net income                                             $ 215                   $ 293
         ==============================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                       (Tabular Amounts Are In Thousands)


(16) MURFREESBORO BANCORP, INC.-CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                             (Parent Company Only)
                            Statements of Cash Flows
                 For the Years ended December 31, 2000 and 1999

                                                                          2000            1999
                                                                          ----            ----
Operating activities:
     Net income                                                           $ 215         $   293
     Adjustments to reconcile net income to net
         cash used by operating activities:
            Provision for deferred tax benefit                                3              53
            Equity in undistributed income of subsidiary bank              (165)           (312)
            Changes in assets and liabilities:
            Increase in due from subsidiary bank                            (23)           (175)
            (Increase) decrease in other assets                               1             (13)
            Increase (decrease) in other liabilities                        (89)            111
-----------------------------------------------------------------------------------------------
                     Net cash used by operating activities                  (58)            (43)
-----------------------------------------------------------------------------------------------

Investing activities:
     Investment in subsidiary bank                                           --          (2,900)
-----------------------------------------------------------------------------------------------
                   Net cash used by investing activities                     --          (2,900)
-----------------------------------------------------------------------------------------------

Financing activities:
     Issuance of subordinated convertible capital
         debentures                                                          --           3,000
-----------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                 --           3,000
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (58)             57

Cash and cash equivalents at beginning of year                              159             102
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $ 101         $   159
-----------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

Cash paid during the year for:

      Interest                                                            $ 263         $    --
-----------------------------------------------------------------------------------------------
      Taxes                                                               $   9         $    --
-----------------------------------------------------------------------------------------------
Non-cash transactions:

Change in unrealized gain (loss) on securities
      available for sale, net of tax effect of $69,000
      and ($81,000) in 2000 and 1999, respectively                        $ 114         $  (133)
-----------------------------------------------------------------------------------------------

                              MURFREESBORO BANCORP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Tabular Amounts Are In Thousands)


(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying values and fair values of the Company's primary financial instruments at December 31, 2000 and 1999 are summarized as follows:

         December 31, 2000:                             Carrying      Estimated
                                                         Value        Fair Value
                                                        --------      ----------
FINANCIAL ASSETS:
     Cash and short-term investments                    $  8,524        $  8,524
     Securities available for sale                        14,091          14,091
     Securities held to maturity                           8,849           8,813
     Loans                                                77,942          77,615
--------------------------------------------------------------------------------
          Total                                         $109,406        $109,043
================================================================================

FINANCIAL LIABILITIES:
     Deposits                                           $100,090        $100,279
     Short-term borrowings                                 4,320           4,320
     Subordinated convertible capital debentures           3,000           3,000
--------------------------------------------------------------------------------
          Total                                         $107,410        $107,599
================================================================================

         December 31, 1999:                             Carrying      Estimated
                                                         Value        Fair Value
                                                        --------      ----------
FINANCIAL ASSETS:
     Cash and short-term investments                    $  5,274        $  5,274
     Securities available for sale                        17,387          17,387
     Securities held to maturity                           8,859           8,628
     Loans                                                64,480          64,850
--------------------------------------------------------------------------------
          Total                                         $ 96,000        $ 96,139
================================================================================

FINANCIAL LIABILITIES:
     Deposits                                           $ 85,695        $ 85,903
     Short-term borrowings                                 4,889           4,889
     Subordinated convertible capital debentures           3,000           3,000
--------------------------------------------------------------------------------
          Total                                         $ 93,584        $ 93,792
================================================================================

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

                       MURFREESBORO BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (Tabular Amounts Are In Thousands)


         DEPOSITS - The fair value of demand deposits, NOW and Super NOW accounts, money market demand accounts and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applied interest rates currently being offered on these instruments with similar terms.

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

(18)  EMPLOYEE BENEFITS
         The Bank has placed into effect a contributory profit-sharing 401(k) plan that covers substantially all employees of the Bank and BMG. The Bank's contributions are made at the discretion of the Board of Directors. No employer contributions were made during the years ended December 31, 2000 or 1999.

         The shareholders of the Company approved the 1997 Statutory/Non-Statutory Stock option plan for granting of up to 90,000 stock options under this plan at the annual meeting of shareholders on April 16, 1998. The shareholders amended the plan on April 20, 2000 to increase the number of shares authorized to 114,760 (which is 10% of the outstanding common shares and shares that will be issued upon conversion of the debentures.) The Board of Directors of the Company granted incentive stock options to fourteen employees of the Company totaling 73,000 options during 1998 (including 1,000 options that were forfeited) as well 18,000 non-qualified stock options to six non-employee directors. Of the options granted the employees, 72,000 were granted on April 29, 1998 having an exercise price of $10.00 per share and will expire on April 28, 2008. An additional 1,000 options were granted on December 9, 1998 with an exercise price of $12.50 per share and these options will expire on December 8, 2008. Employees are vested in these options at a rate of 20% each anniversary date of the date the options were granted. The 18,000 options granted to the non-employee directors on April 29, 1998 have an exercise price of $10.00 per share and expire April 28, 2008.

         The Company applies Accounting Principles Board Opinion 25 (APB 25) in accounting for its stock option plan. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the measurement (grant) date. Had compensation for the Company's stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the proforma net income would be $180,000 and $262,000 and proforma basic earnings per share would be $0.20 and $0.29 and proforma diluted earnings per share would be $0.19 and $0.27, for the years ended December 31, 2000 and 1999, respectively.

                       MURFREESBORO BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
  (Tabular Amounts Are In Thousands Except Shares and Per Share Amounts)

A summary of the Company's fixed stock option plan as of December 31, 2000 and changes during the year then ended is as follows:

                                                                                Weighted-Average
                                                                      Shares      Exercise Price
                                                                      ------    ----------------
Outstanding, beginning of year                                        90,000        $   10.03
Granted                                                                   --               --
Forfeited                                                                 --               --
---------------------------------------------------------------------------------------------
Outstanding, end of year                                              90,000          $ 10.03
=============================================================================================

Options exercisable at end of year                                     36,000
================================================================================
Range of exercise price
          High                                                        $12.50
================================================================================
          Low                                                         $10.00
================================================================================

Weighted-average remaining contractual life (in years)                 8.13
================================================================================

A summary of the Company's fixed stock option plan as of December 31, 1999 and changes during the year then ended is as follows:

                                                                                Weighted-Average
                                                                      Shares     Exercise Price
                                                                      ------    ---------------
Outstanding, beginning of year                                        90,000        $   10.03
Granted                                                                   --               --
Forfeited                                                                 --               --
---------------------------------------------------------------------------------------------

Outstanding, end of year                                              90,000          $ 10.03
=============================================================================================

Options exercisable at end of year                                    18,000
================================================================================

Range of exercise price
          High                                                        $12.50
================================================================================
          Low                                                         $10.00
================================================================================

Weighted-average remaining contractual life (in years)                 8.68
================================================================================

The weighted-average assumptions used in valuing the stock options under the minimum value method are as follows:

                                                                      2000            1999
                                                                      ----            ----
          Risk free interest rate during life of option                5.0%            5.0%
          Expected life of option (in years)                           7.0             6.5
          Annual dividends during option period                         --              --

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

                               MURFREESBORO BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 (Tabular Amounts Are In Thousands Except Per Share Amounts)


          The benefits will be paid partially in a 10-year period after termination and the remaining portion will be paid until the death of the officer. Officers that were involved in the formation of the Company fully vest on January 1, 2000 while other officers have vesting schedules that vest over a seven year period beginning January 1, 2000. The Company will accrue the estimated present value of the benefits during the anticipated employment period of the officer. During 2000 and 1999, the Company accrued deferred compensation expense of $126,000 and $118,000, respectively.

 (19)   EARNINGS PER SHARE
          The following presents the reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2000 and 1999:

                                                                              2000             1999
                                                                              ----             ----
               Net income                                                      215             $293
               -------------------------------------------------------------------------------------
               Average Shares:
               Basic                                                           908              908
               Effect of common stock options                                   20               18
               Effect of subordinated convertible capital debentures           240               61
               -------------------------------------------------------------------------------------
               Diluted                                                       1,168              987
               -------------------------------------------------------------------------------------

               Per share amounts:
               Basic                                                         $0.24            $0.32
               =====================================================================================
               Diluted                                                       $0.23            $0.30
               =====================================================================================

          The effect of the subordinated convertible capital debentures are anti-dilutive.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table relates to directors, executive officers, promoters and control persons of the Company at December 31, 2000:

   NAME AND
PRINCIPAL POSITION(S)
   WITH COMPANY                   AGE (1)    BUSINESS AFFILIATIONS DURING PAST FIVE YEARS
-------------------------         -------    --------------------------------------------------------------------
William E. Rowland                  53       Executive Vice President, Secretary and Director - First City Bank
Chief Executive Officer/                     (January 1986-March 1996); President, Chief Executive Officer and
President and Director                       Director - First City Bancorp, Inc. (May 1988-March 1996); President
                                             - Tennessee Credit Corporation (March 1996-June 1996); President,
                                             Chief Executive Officer and Director - Bank of Murfreesboro (October
                                             1997 - Present); President, Chief Executive Officer and Director -
                                             Murfreesboro Bancorp, Inc. October 1997 - Present)

Joyce Ewell                         57       First Vice President and Director - First City Bank (January 1986-
Executive Vice President                     March 1996); Vice President - First American National Bank (March
and Director                                 1996-January 1997); Executive Vice President and Director -
                                             Murfreesboro Bancorp, Inc. (October 1997-Present); Executive Vice
                                             President and Director - Bank of Murfreesboro (October 1997-Present)

Olin O. Williams                    70       Surgeon - Murfreesboro Medical Clinic (September 1967-January
Chairman of the Board of                     1994); Director - National Health Care, L.P. (1971-Present); Director -
Directors                                    First City Bank (January 1986-March 1996); Director - First City
                                             Bancorp, Inc. (May 1988-March 1996)

Melvin R. Adams                     61       Agent - State Farm Insurance Company (1971-Present); Director -
Director                                     First City Bank (January 1986-March 1996); Director - First City
                                             Bancorp, Inc. (May 1988-March 1996)

Thomas E. Batey                     66       President/Owner - Batey's Office Supply (1957-Present); Director -
Director                                     First City Bank (May 1988-March 1996); Director - First City
                                             Bancorp, Inc. (May 1988-March 1996)

John Stanley Hooper                 68       President/Owner - Hooper Supply Co., Inc. (1957-95); Director - First
Director                                     City Bank (May 1988-March 1996); Director - First City Bancorp, Inc.
                                             (May 1988-March 1996)

William H. Sloan                    66       President/Owner - Sloan's Sales and Service, Inc. (motorcycle sales,
Director                                     parts and service) (1960-Present); Director - First City Bank (January
                                             1994-March 1996)

Joseph M. Swanson                   62       President - Swanson, Inc. (1960-Present); Owner - Swanson
Director                                     Developments (1983-Present); Director - First City Bank (January
                                             1986-March 1996); Director - First City Bancorp, Inc. (May 1988-
                                             March 1996)

Debbie Ferrell                      47       Assistant Vice President-First City Bank (March 1986 - March 1996);
Senior Vice President/                       Vice President - First American National Bank (March 1996 -
Corporate Secretary                          December 1996); Senior Vice President-Murfreesboro Bancorp, Inc.
                                             (October 1997 - Present); Senior Vice President - Bank of
                                             Murfreesboro (October 1997 - Present)

William L. Webb                     41       Controller-First City Bank (August 1987-May 1994); Treasurer-First
Vice President/                              City Bancorp, Inc. (March 1993-March 1996); Assistant Vice
Chief Financial Officer                      President/Internal Auditor-Wilson Bank and Trust (March 1996-
                                             January 1998); Vice President/Chief Financial Officer-Murfreesboro
                                             Bancorp, Inc. (January 1998-Present); Vice President/Chief Financial
                                             Officer - Bank of Murfreesboro (January 1998 - Present)

(1)  - As of December 31, 2000

The above directors have served as directors since commencement of operations on October 6, 1997 and were re-elected at the shareholder meeting on April 20, 2000. The term is for one year with annual reappointment.

At December 31, 2000, there were no family relationships among directors and executive officers. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued on behalf of the chief executive officer and any other officer of the Company whose aggregate compensation exceeded $100,000 during fiscal years 2000, 1999, and 1998:

                               ANNUAL COMPENSATION

NAME AND                                                                               ALL OTHER
PRINCIPAL POSITION                  YEAR       SALARY               BONUS             COMPENSATION
------------------                  ----      --------             -------            ------------
William E. Rowland,                 2000      $100,300              $3,000              $   --
   President and                    1999      $ 80,000              $   --              $   --
   Chief Executive Officer          1998      $ 40,962              $   --              $1,750(1)

(1) - Represents director fees. All directors were paid $250 monthly through July 1998. Beginning in August 1998 executive directors (Mr. Rowland and Mrs. Ewell) received no director fees.

The non-employee directors were paid $500 per month in 1999 and $750 per month in 2000. There is no other annual compensation for the non-employee directors.

No other officers had compensation in excess of $100,000.

Currently there are no employment contracts between the Company and any of its employees or the Bank and any of its employees.

No options were granted to directors or officers during 2000 fiscal year or exercised by officers or directors during the 2000 fiscal year. During 1998, Mr. Rowland received a stock option grant of 20,000 options or 27.78% total options granted, with an exercise price of $10.00 per share with an expiration date of April 28, 2008. These options were granted on April 29, 1998 and vest at a rate of 20% on each anniversary of the grant date beginning in 1999. For 1998 a total of 73,000 options were granted to employees including 1,000 options that were forfeited. 72,000 options had an exercise price of $10.00 per share and 1,000 options had an exercise price of $12.50 per share. All such options expire in 2008. Each non-employee director was granted 3,000 shares in 1998 with an exercise price of $10.00 per share for a total of 18,000 options. These options also expire in 2008 and the non-employee directors were fully vested upon grant of the options. No options were exercised in 1998, 1999 or 2000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following individuals hold 5% or more of the outstanding voting common stock of the Company. No other individual's hold 5% or more of the outstanding voting common stock of the Company as of December 31, 2000.


  NAME AND ADDRESS                                AMOUNT AND NATURE              PERCENT
OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP          OF CLASS (1)
-------------------                              --------------------          ------------
William E. Rowland                                    147,087 (2)                15.01%
1110 Virginia Avenue
Murfreesboro, Tennessee  37130

Joseph M. Swanson                                     120,300 (3)                12.49%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee  37130

(1) - As of December 31, 2000 there are 907,609 shares of outstanding voting common stock of the Company.
(2) - Includes 40,000 shares held as trustee for two sons' trusts, stock options for 8,000 shares that expire on April 28, 2008 and 64,087 shares from conversion of debentures held in individual retirement account and as trustee for sons' trusts.
(3) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008 and 52,800 shares from conversion of debentures.

The following table shows the beneficial ownership of all directors and officers of the Company individually and as a group as of December 31, 2000.

                                                                           AMOUNT AND
                                                                           NATURE OF
  NAME AND ADDRESS                                                         BENEFICIAL          PERCENT
OF BENEFICIAL OWNER                     POSITION                           OWNERSHIP         OF CLASS (1)
-------------------                     --------                           ----------        ------------
William E. Rowland                      President, Chief Executive         147,087 (2)         15.01%
1110 Virginia Avenue                      Officer and
Murfreesboro, Tennessee 37130             Director

Joyce Ewell                             Executive Vice President            34,032 (3)          3.68%
2807 Bowers Lane                          and Director
Murfreesboro, Tennessee 37129

Melvin R. Adams                         Director                            31,000 (4)          3.37%
805 South Church Street
Murfreesboro, Tennessee 37130

Thomas E. Batey                         Director                            11,045 (5)          1.21%
2802 East Main Street
Murfreesboro, Tennessee 37130

John Stanley Hooper                     Director                            20,732 (6)          2.26%
3331 Siegel Lane
Murfreesboro, Tennessee 37129

William H. Sloan                        Director                            17,000 (7)          1.86%
2523 Morgan Road

Murfreesboro, Tennessee 37129

Joseph M. Swanson                       Director                           120,300 (8)         12.49%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee 37130

Olin O. Williams, M.D.                  Director                            22,275 (9)          2.42%
2007 Riverview Drive
Murfreesboro, Tennessee 37129

Debbie R. Ferrell                       Senior Vice President and           31,916 (10)         3.45%
2621 Spalding Circle                      Corporate Secretary
Murfreesboro, Tennessee 37128

William L. Webb                         Vice President and                   2,203 (11)         0.24%
1438 Amberwood Circle                     Chief Financial Officer
Murfreesboro, Tennessee 37128

All directors and officers as a group                                      437,640 (12)        39.12%

(1) - As of March 9, 2001, there were 907,609 shares of outstanding voting common stock of the Company.
(2) - Includes 40,000 shares held as trustee for two sons' trusts, options for 8,000 shares that expire on April 28, 2008 and 64,087 shares from conversion of debentures held in individual retirement account and as trustee for sons' trusts
(3) - Includes 33 shares held as trustee for a minor, stock options for 5,600 shares that expire on April 28, 2008 and 13,049 shares from conversion of debentures held individually, in individual retirement account and as custodian for a minor.
(4) - Includes stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008 and 8,000 shares from conversion of debentures.
(5) - Includes 250 shares held by wife, stock options for 3,000 shares that expire April 28, 2008 and 2,795 from conversion of debentures.
(6) - Includes 500 shares as custodian for minors, stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008 and 4,954 shares from conversion of debentures held jointly with wife, in individual retirement account, in wife's individual retirement account and as custodian for minors.
(7) - Includes 5,000 shares held by wife, stock options for 3,000 shares granted to each non-employee director that expire April 28, 2008 and 4,000 shares from conversion of debentures held individually and by wife.
(8) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008 and 52,800 shares from conversion of debentures.
(9) - Includes 400 shares held as custodian for minors, stock options for 3,000 shares that expire April 28, 2008 and 8,795 shares from conversion of debentures held individually and as custodian for minors.
(10) - Includes 200 shares held by husband, 15 shares held as custodian for minors, stock options for 3,600 shares that expire on April 28, 2008 and 12,992 shares from conversion of debentures held individually and as custodian for minors.
(11) - Includes 143 shares held as custodian for minor children, stock options for 2,000 shares that expire April 28, 2008 and 60 shares from conversion of debentures held as custodian for minor children.
(12) - Includes all shares listed in notes (2) through (11) above.

There are currently no arrangements that may result in a change of ownership of control of the Company. The above directors have served as directors since commencement of operations October 6, 1997 and were re-elected at the shareholder meeting on April 20, 2000. The term is for one year with annual reappointment.

At December 31, 2000, there were no family relationships among directors and officers. Further, no director or officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunctions from involvement with any business, banking or securities activities. With the exception of Dr. Williams, none of the other directors of the Company serve as directors of any other company which has a class of stock registered under the Securities Exchange Act of 1934 or any other bank holding company, bank (with the exception of the Bank), savings and loan association or credit union. Dr. Williams is a director of National HealthCare Corporation and National HealthRealty, Inc.

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

Federal banking regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Company's policy is not to make any new loans or extensions of credit to the Company's executive officers and directors at different rates or terms than those offered to the general public. The aggregate amount of loans by the Company to its executive officers and directors was approximately $2,449,000 and $2,472,000 at December 31, 2000 and 1999, respectively.

The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 2000 and 1999 (in thousands):

                                                    2000                    1999
                                                   -------                -------
Balance - beginning of year                        $ 2,472                $ 3,222
New loans and advances during the year               1,235                    346
Repayments during the year                          (1,258)                (1,096)
---------------------------------------------------------------------------------
Balance - end of year                              $ 2,449                $ 2,472
=================================================================================

The Company entered into an agreement with Parsley Brothers Construction Company ("Parsley Brothers") in 1999 for construction of a new main office. Director Swanson is a partner in Parsley Brothers. The original amount of the contract was $2,059,000. With revisions and change orders the final amount of the contract was $2,341,872. The Company paid $790,222 during 2000 in relation to this contract. As part of its normal course of business the Company purchases office supplies, furniture and equipment from a retail store owned by Director Batey. During 2000, the Company paid $52,825 for such office supplies, furniture and equipment.

In 1999 the Company purchased a 6,500 square foot commercial building and lot at 1480 South Church Street. A contract to renovate the building for approximately $169,000 was entered into by the Company with final cost of the contract was approximately $178,000. Additional leasehold improvements of approximately $24,000 were added to the building. Renovation was completed and the branch opened in March 2000 and the Company is occupying approximately 1,700 square feet of the facility. The Company sold the branch building to a director on April 6, 2000 for $425,000 which approximated the Bank's recorded value in the building. No gain or loss was recorded on the sale. The Bank entered into a lease with an initial five year term with three additional five year renewal option periods. The lease requires monthly payments of $1,445 during the first year with subsequent year's payments adjusted for the change in the consumer price index.

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

         11.    Statement re: computation of per share earnings.
                Incorporated by reference to footnote 19 of the consolidated financial statements.

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

Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date March 29, 2001



By /s/ William E. Rowland
   ---------------------------------------------------------
   William E. Rowland, President/Chief Executive Officer


By /s/ William L. Webb
   ---------------------------------------------------------
    William L. Webb, Vice President, Chief Financial Officer
           And Principal Accounting Officer