Form 10QSB
period 2001-03-31
MURFREESBORO BANCORP INC
filed 2001-05-15
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

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

Common stock outstanding: 907,609 shares at May 11, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001



                                 C O N T E N T S

                                                                           Page
                                                                          Number


Consolidated Balance Sheets ........................................        2

Consolidated Statements of Operations ..............................        3

Consolidated Statements of Cash Flows ..............................        4

Notes to Consolidated Financial Statements .........................      5-6

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                       (Tabular amounts are in thousands)


                    ASSETS
                                                                                March 31,     December 31,
                                                                                  2001           2000
                                                                                  ----           ----
Cash and due from banks                                                         $  6,101       $  3,531
Federal funds sold                                                                 3,999          4,993
-------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                10,100          8,524
-------------------------------------------------------------------------------------------------------
Securities available for sale                                                     15,942         14,091
Securities held to maturity                                                        1,999          8,849
-------------------------------------------------------------------------------------------------------
   Total investment securities                                                    17,941         22,940
-------------------------------------------------------------------------------------------------------
Loans, less allowance for possible loan losses
   of $958,000 and $942,000, respectively                                         80,458         77,942
Premises and equipment, net                                                        4,983          5,050
Accrued interest receivable                                                          630            862
Other assets                                                                       2,076          1,893
Deferred tax assets                                                                  318            315
-------------------------------------------------------------------------------------------------------
   Total assets                                                                 $116,506       $117,526
=======================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                        $101,002       $100,090
Short-term borrowings                                                              2,213          4,320
Accrued interest payable                                                             616            544
Accrued expenses and other liabilities                                               579            549
Subordinated convertible capital debentures                                        3,000          3,000
-------------------------------------------------------------------------------------------------------
   Total liabilities                                                             107,410        108,503
-------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                    --             --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                       4,538          4,538
Additional paid-in capital                                                         4,530          4,530
Retained earnings (deficit)                                                           14            (38)
-------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                   9,082          9,030
Accumulated other comprehensive income (loss)                                         14             (7)
-------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                      9,096          9,023
-------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                   $116,506       $117,526
=======================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)


                                                                           2001        2000
                                                                           ----        ----
Interest income:
   Interest and fees on loans                                             $1,787      $1,472
   Interest on taxable investment securities                                 266         381
   Interest on federal funds sold                                             95          27
--------------------------------------------------------------------------------------------
     Total interest income                                                 2,148       1,880
--------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                        43          64
   Interest on money market demand accounts                                  134         110
   Interest on savings deposits                                                3           2
   Interest on certificates of deposit                                     1,078         823
--------------------------------------------------------------------------------------------
     Total interest expense on deposits                                    1,258         999
   Interest on subordinated convertible capital debentures                    59          61
   Interest on short-term borrowings                                          42          61
--------------------------------------------------------------------------------------------
     Total interest expense                                                1,359       1,121
--------------------------------------------------------------------------------------------

     Net interest income                                                     789         759
   Provision for possible loan losses                                         13          60
--------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses            776         699
--------------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                               114          66
   Other fees and commissions                                                 14           4
   Increase in cash surrender value of officers' life insurance               21          19
   Other non-interest income                                                 120          17
--------------------------------------------------------------------------------------------
     Total non-interest income                                               269         106
--------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                            492         385
   Occupancy expenses, net                                                    63          27
   Furniture and equipment expense                                            63          43
   Other non-interest expense                                                357         294
--------------------------------------------------------------------------------------------
     Total non-interest expense                                              975         749
--------------------------------------------------------------------------------------------
Income before income taxes                                                    70          56
Income tax expense                                                            18          13
--------------------------------------------------------------------------------------------
                Net income                                                $   52      $   43
============================================================================================
Earnings per share:
      Basic:
                Net income                                                $ 0.06      $ 0.05
============================================================================================
      Diluted:
                Net income                                                $ 0.06      $ 0.05
============================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)


                                                                                   2001           2000
                                                                                   ----           ----
Operating activities:
   Net income                                                                    $     52       $    43
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Provision for possible loan losses                                                13            60
     Provision for depreciation, amortization and accretion, net                       61            40
     Stock dividend on Federal Home Loan Bank stock                                    (4)           (4)
 Changes in assets and liabilities:
        Increase in accrued interest receivable                                       232           (44)
        Increase in cash surrender value of officers' life insurance                  (21)          (19)
        Increase in deferred tax asset                                                 (3)           (5)
        Increase in other assets                                                     (162)          (90)
        Increase in accrued interest payable                                           72            64
        Increase (decrease) in accrued expenses and other liabilities                  30          (233)
-------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                              270          (188)
-------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                      (12,312)           --
   Maturities and calls of securities available for sale                           10,500            --
   Maturities and calls of securities held to maturity                              6,850            --
   Increase in loans, net                                                          (2,529)       (4,613)
   Additions to premises and equipment                                                 (8)         (475)
-------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                              2,501        (5,088)
-------------------------------------------------------------------------------------------------------

Financing activities:
   Net increase in deposits                                                           912         4,572
   Net decrease in short-term borrowings                                           (2,107)         (411)
-------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                             (1,195)        4,161
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                1,576        (1,115)

Cash and cash equivalents at the beginning of the period                            8,524         5,274
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of the period                               $ 10,100       $ 4,159
=======================================================================================================
Supplemental disclosure of cash flow information:

Cash paid during the quarter for:

        Interest                                                                 $  1,287       $ 1,057
        ===============================================================================================
        Income taxes                                                             $     95       $   120
        ===============================================================================================

Non-cash transactions:
        Increase in unrealized gain (loss) on securities available for sale      $     34       $    (5)
        ===============================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. (the Company) and its subsidiary, Bank of Murfreesboro (the Bank), which is a full service bank, and its wholly owned subsidiaries: Bankers Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Realty Financial Services Group, LLC (RFS) and Woodmont Financial Services Group, LLC (WFS). BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for RFS, WFS and other related entities. RFS and WFS originate mortgage loans for sale to third parties as a loan correspondent. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, the results of operations for the quarters ended March 31, 2001 and 2000, and changes in cash flows for the quarters ended March 31, 2001 and 2000. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended March 31, 2001 and 2000, respectively.

                                                                          Tax          Net of
                                                            Pre-Tax     Expense         Tax
                                                            Amount     (Benefit)       Amount
                                                            ------     ---------       ------
                                                                      (In thousands)
Quarter ended March 31, 2001

Net unrealized income on securities available for sale        $34         $13            $21
--------------------------------------------------------------------------------------------
Other comprehensive loss                                      $34         $13            $21
============================================================================================
Quarter ended March 31, 2000

Net unrealized loss on securities available for sale          $(5)        $(2)           $(3)
--------------------------------------------------------------------------------------------
Other comprehensive loss                                      $(5)        $(2)           $(3)
============================================================================================

(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the quarters ended March 31, 2001 and 2000 was 907,609. The effect of dilutive common stock options was 23,158 shares for the quarter ended March 31, 2000. The dilutive effect of common stock options is estimated at 17,800 for the quarter ended March 31, 2001. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the quarter ended March 31, 2001 was $52,000 and the net income for the quarter ended March 31, 2000 was $43,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the quarter ended March 31, 2001 totaled $103,783,000, which represented 89.2% of average total assets. Earning assets totaled $102,398,000 at March 31, 2001. Average earning assets for the quarter ended March 31, 2000 totaled $95,585,000, which represented 91.3% of average total assets. Earning assets totaled $96,425,000 at March 31, 2000.

Loan Portfolio. The Company's average loans for the quarter ended March 31, 2001 were $78,879,000 and for the quarter ended March 31, 2000 were $67,216,000. The balance in total loans at March 31, 2001 was $81,416,000 and $69,910,000 at March 31, 2000.

Investment Portfolio. The Company's investment securities portfolio averaged $17,779,000 for the quarter ended March 31, 2001 and $26,223,000 for the quarter ended March 31, 2000. The portfolio totaled $17,941,000 at March 31, 2001 and $26,234,000 at March 31, 2000.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value.

At March 31, 2001, unrealized gain in the "Available for Sale" portfolio amounted to $34,000 and there was an unrealized loss of $200,000 at March 31, 2000. The average balance of securities "Available for Sale" during the quarter ended March 31, 2001 was $12,589,000 and the balance at March 31, 2001 was $15,942,000. The average balance of securities "Held to Maturity" during the quarter ended March 31, 2001 was $5,190,000 and the balance at March 31, 2001 was $1,999,000. The average balance of securities "Available for Sale" during the quarter ended March 31, 2000 was $17,365,000 and the balance at March 31, 2000 was $17,379,000. The average balance of securities "Held to Maturity" during the quarter ended March 31, 2000 was $8,858,000 and the balance at March 31, 2000 was $8,855,000.

Deposits. The Company's average deposits were $99,402,000 for the quarter ended March 31, 2001. This included average non-interest-bearing deposits of $6,518,000, average certificates of deposit of $68,281,000, average saving deposits of $762,000 and average interest-bearing transaction accounts of $23,841,000. The Company's average deposits for the quarter ended March 31, 2000 were $87,652,000. This included average non-interest-bearing deposits of $5,840,000, average certificates of deposit of $59,586,000, average savings deposits of $448,000 and average interest-bearing transaction accounts of $21,778,000. Deposits at March 31, 2001 were $101,002,000 and $90,267,000 at
March 31, 2000.

Capital Resources. Shareholders' equity totaled $9,096,000 at of March 31, 2001. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $14,000 and other comprehensive income in the form of an unrealized gain on securities available for sale of $14,000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) during September 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. Interest expense for the quarter ended March 31, 2001 on the debentures totaled $59,000 and $61,000 for the quarter ended March 31, 2000.


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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At March 31, 2001 and March 31, 2000, the Company had $2,300,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at March 31, 2001 or March 31, 2000.

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

Net interest income for the quarter ended March 31, 2001 totaled $789,000. This was the result of interest income of $2,148,000 and interest expense of $1,359,000. Interest income produced by the loan portfolio totaled $1,787,000, interest income on investment securities totaled $266,000, and interest income on federal funds totaled $95,000. Interest expense included $1,078,000 of interest expense on certificates of deposit, interest expense of $43,000 on interest-bearing transaction accounts, interest expense of $134,000 on money market demand accounts, interest expense of $3,000 on savings accounts, interest expense of $42,000 on short-term borrowings and interest expense of $59,000 on the subordinated convertible capital debentures.

Net interest income for the quarter ended March 31, 2000 totaled $759,000. This was the result of interest income of $1,880,000 and interest expense of $1,121,000. Interest income produced by the loan portfolio totaled $1,472,000, interest income on investment securities totaled $381,000 and interest income on federal funds totaled $27,000. Interest expense included $823,000 of interest expense on certificates of deposit, interest expense of $64,000 on interest-bearing transaction accounts, interest expense of $110,000 on money market demand accounts, interest expense on savings accounts of $2,000, interest expense on short-term borrowings of $61,000 and interest expense on subordinated convertible debentures of $61,000.

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

The net interest margin for the quarter ended March 31, 2001 was 3.08%. The net cost of funds, defined as interest expense divided by average-earning assets, was 5.32% and the yield on earning assets was 8.39% for the quarter ended March 31, 2001. The net interest margin for the quarter ended March 31, 2000 was 3.19%. The net cost of funds for the quarter ended March 31, 2000 was 4.72% and the yield on earning assets was 7.91%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended March 31, 2001 was 2.85% and for the quarter ended March 31, 2000 was 2.86%.

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

Management believes that the $958,000 at March 31, 2001 and $942,000 at December 31, 2000 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans on non-accrual status or foreclosed real estate held for sale at March 31, 2001 or at December 31, 2000. Loans on non-accrual status at March 31, 2001 totaled $161,000 and at December 31, 2000 totaled $253,000.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $269,000 for the quarter ended March 31, 2001. This included $114,000 from service charges on deposit accounts, other fees of $14,000, $21,000 from the increase in the cash surrender value of officers' life insurance and $120,000 of other non-interest income. There were no gains or losses on securities during the quarter ended March 31, 2001.

Non-interest income totaled $106,000 for the quarter ended March 31, 2000. This included $66,000 on service charge on deposit accounts, other fees of $4,000, $19,000 from the increase in the cash surrender value of the officers' life insurance and $17,000 of other non-interest income including brokerage income. There were no gains or losses on securities during the quarter ended March 31, 2000.

Non-interest Expenses. Non-interest expense for the quarter ended March 31, 2001 totaled $975,000. Salaries and employee benefits for the quarter ended March 31, 2001 totaled $492,000. Occupancy expense for the quarter ended March 31, 2001 totaled $63,000 while furniture and equipment expense totaled $63,000. All other non-interest expenses totaled $357,000 for the quarter ended March 31, 2001. Other non-interest expenses include data processing, advertising, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended March 31, 2000 totaled $749,000. Salaries and employee benefits for the quarter ended March 31, 2000 totaled $385,000. Occupancy expenses for the quarter ended March 31, 2000 totaled $27,000 while furniture and equipment expenses totaled $43,000. Other non-interest expenses totaled $294,000.

Income Taxes. For the quarter ended March 31, 2001 the Company incurred $18,000 of income tax expenses. For the quarter ended March 31, 2000 the Company incurred income tax expenses of $13,000.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the quarter ended March 31, 2001 was 0.18%. Return on equity (net income divided by average equity) for the quarter ended March 31, 2001 was 2.33%. Equity to assets (average equity divided by average total assets) for the quarter ended March 31, 2001 was 7.77%. There were no dividends paid during the quarter ended March 31, 2001, so no dividend payout ratio is presented.

Return on assets for the quarter ended March 31, 2000 was 0.19%. Return on equity for the quarter ended March 31, 2000 was 2.01%. Equity to assets for the quarter ended March 31, 2000 was 8.30%. There were no dividends paid during the quarter ended March 31, 2000 so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2001 and certain other information:

                                                                                Interest           Average
                                                              Average           Income/             Yields/
                                                              Balance           Expense             Rates
                                                              -------           -------             -----
                                                            (Fully taxable equivalent - dollars in thousands)
ASSETS:

Interest-earning assets:

Loans                                                          $ 78,879         $1,787                9.19%
U.S. Treasury and other U.S. government agencies                 17,779            266                6.07%
States and municipalities                                             -              -                 N/A
Federal funds sold                                                7,125             95                5.43%
----------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                   103,783          2,148                8.39%
-------------------------------------------------------        --------         --------------------------
Cash and due from banks                                           5,233
Other assets                                                      8,289
Allowance for possible loan losses                                 (946)
-------------------------------------------------------        --------
Total assets                                                   $116,359
=======================================================        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                            $24,603            180                2.97%
Certificates of deposit                                          68,281          1,078                6.41%
Short-term borrowings                                             3,653             42                4.61%
Subordinated convertible capital debentures                       3,000             59                8.03%
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense              99,537          1,359                5.54%
-------------------------------------------------------        --------         ------                ----
Non-interest-bearing demand deposits                              6,518
Other liabilities                                                 1,260
Shareholders' equity                                              9,044
-------------------------------------------------------        --------
Total liabilities and shareholders' equity                     $116,359
=======================================================        ========
Net interest earnings                                                           $  789
=======================================================                         ======
Net interest income on interest-earning assets                                                        3.08%
=======================================================                                               ====
Taxable equivalent adjustment:                                                     N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2000 and certain other information:

                                                                                    Interest           Average
                                                                    Average         Income/            Yields/
                                                                    Balance         Expense             Rates
                                                                    -------         -------             -----

                                                                  (Fully taxable equivalent - dollars in thousands)
ASSETS:

Interest-earning assets:
Loans                                                              $ 67,216         $1,472                8.87%
U.S. Treasury and other U.S. government agencies                     26,223            381                5.85%
States and municipalities                                                 -              -                 N/A
Federal funds sold                                                    2,146             27                5.01%
Interest bearing deposits with other financial institutions               -              -                 N/A
-----------------------------------------------------------        --------         ------                ----
Total interest-earning assets/interest income                        95,585          1,880                7.91%
-----------------------------------------------------------        --------         ------                ----
Cash and due from banks                                               2,372
Other assets                                                          7,535
Allowance for possible loan losses                                     (830)
-----------------------------------------------------------        --------
Total assets                                                       $104,662
===========================================================        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                               $ 22,226            176                3.19%
Certificates of deposit                                              59,586            823                5.55%
Short-term borrowings                                                 4,492             61                5.44%
Subordinated convertible capital debentures                           3,000             61                8.13%
--------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense                  89,304          1,121                5.05%
-----------------------------------------------------------        --------         ------                ----
Non-interest-bearing demand deposits                                  5,840
Other liabilities                                                       831
Shareholders' equity                                                  8,687
-----------------------------------------------------------        --------
Total liabilities and shareholders' equity                         $104,662
===========================================================        ========
Net interest earnings                                                               $  759
===========================================================                         ======
Net interest income on interest-earning assets                                                            3.19%
===========================================================                                               ====
Taxable equivalent adjustment:                                                        N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended March 31, 2000 to the quarter ended March 31, 2001 (in thousands).


                                                                                            Increase
                                                                Increase      Increase     (Decrease)
                                                               (Decrease)    (Decrease)      Due to
                                                 Increase        Due to        Due to       Rate and
                                                (Decrease)       Volume         Rate         Volume
----------------------------------------------------------------------------------------------------
                        ASSETS

Federal funds sold                                $  68          $  63          $  2          $ 3
Investment securities:
Available for sale                                  (55)           (67)           16           (4)
Held to maturity                                    (60)           (56)           (5)           1
-------------------------------------------------------------------------------------------------
   Investment securities                           (115)          (123)           11           (3)
-------------------------------------------------------------------------------------------------
Loans                                               315            255            51            9
-------------------------------------------------------------------------------------------------
    Total interest earning assets                   268            195            64            9
-------------------------------------------------------------------------------------------------

                      LIABILITIES

Demand deposits and savings accounts                  4             19           (13)          (2)
Certificates of deposits                            255            120           118           17
-------------------------------------------------------------------------------------------------
    Total interest bearing deposits                 259            139           105           15
-------------------------------------------------------------------------------------------------
Short-term borrowings                               (19)           (11)           (9)           1
Long-term debt                                       (2)            --            (2)          --
-------------------------------------------------------------------------------------------------
    Total interest bearing liabilities              238            128            94           16
-------------------------------------------------------------------------------------------------
  Total                                           $  30          $  67          $(30)         $(7)
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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at March 31, 2001 and December 31, 2000 (in thousands):

                                            March 31, 2001    December 31, 2000
                                            --------------    -----------------
Interest-bearing deposits with banks           $     --           $     --
Investment securities                            17,941             22,940
Federal funds sold                                3,999              4,993
Loans:
Real estate                                      56,850             55,425
Commercial and other                             24,566             23,179
------------------------------------           --------           --------
Total loans                                      81,416             78,604
------------------------------------           --------           --------
Interest-earning assets                        $103,356           $106,537
====================================           ========           ========

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At March 31, 2001, approximately $15,942,000 of investment securities was classified as available for sale and at December 31, 2000, approximately $14,091,000 of investment securities was classified as available for sale. Approximately $26,000 of unrealized gain and $12,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of March 31, 2001 and December 31, 2000, respectively. There was $1,999,000 and $8,849,000 of securities at March 31, 2001 and December 31, 2000 classified as held to maturity, respectively.

At March 31, 2001, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at March 31, 2001 (in thousands):

                                                     Amortized         Estimated
                                                        Cost          Fair Value
                                                        ----          ----------
AVAILABLE FOR SALE:
U.S. Treasury                                        $    --            $    --
U.S. Government agencies                              15,269             15,295
States and political subdivisions                         --                 --
Other securities                                          --                 --
----------------------------------------             -------            -------
Total available for sale debt securities              15,269             15,295
Federal Reserve Bank stock                               346                346
Federal Home Loan Bank stock                             267                267
Other equity interest                                     34                 34
----------------------------------------             -------            -------
Total available for sale                              15,916             15,942
========================================             =======            =======

HELD TO MATURITY:
U.S. Treasury                                             --                 --
U.S. Government agencies                               1,999              2,002
States and political subdivisions                         --                 --
Other securities                                          --                 --
----------------------------------------             -------            -------
Total held to maturity                                 1,999              2,002
----------------------------------------             -------            -------
Total investment portfolio                           $17,915            $17,944
========================================             =======            =======

At December 31, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The 2000 (in thousands):

                                                   Amortized        Estimated
                                                      Cost          Fair Value
                                                      ----          ----------
AVAILABLE FOR SALE:
U.S. Treasury                                       $    --          $    --
U.S. Government agencies                             13,482           13,470
States and political subdivisions                        --               --
Other securities                                         --               --
------------------------------------------          -------          -------
Total available for sale - debt securities           13,482           13,470
------------------------------------------          -------          -------
Federal Reserve Bank stock                              346              346
Federal Home Loan Bank Stock                            262              262
Other equity interest                                    13               13
------------------------------------------          -------          -------
Total available for sale                             14,103           14,091
==========================================          =======          =======

HELD TO MATURITY:
U.S. Treasury                                            --               --
U.S. Government agencies                              8,849            8,813
States and political subdivisions                        --               --
Other securities                                         --               --
------------------------------------------          -------          -------
Total held to maturity                                8,849            8,813
------------------------------------------          -------          -------
Total investment portfolio                          $22,952          $22,904
==========================================          =======          =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at March 31, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                  Amortized        Estimated         Weighted
                                                    Cost          Fair Value       Average Yield
                                                    ----          ----------       -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                         --              --            N/A
U.S. Government agencies:
Due within 1 year                                   11,242          11,262            4.94%
Due after 1 year but within 5 years                  4,027           4,033            5.04%
Due after 5 years but within 10 years                   --              --            N/A
Due after 10 years                                      --              --            N/A
------------------------------------------         -------         -------            ----
Total                                               15,269          15,295            4.97%
------------------------------------------         -------         -------            ----
States and political subdivisions                       --              --            N/A
Other                                                   --              --            N/A
------------------------------------------         -------         -------            ----
Total investments available for sale-debt           15,269          15,295            4.97%
==========================================         =======         =======            ====

HELD TO MATURITY:
U.S. Treasuries                                         --              --            N/A
U.S. Government agencies:
Due within 1 year                                       --              --            N/A
Due after 1 year but within 5 years                  1,999           2,002            5.79%
Due after 5 years but within 10 years                   --              --            N/A
Due after 10 years                                      --              --            N/A
------------------------------------------         -------         -------            ----
Total                                                1,999           2,002            5.79%
------------------------------------------         -------         -------            ----
States and political subdivisions                       --              --            N/A
Other                                                   --              --            N/A
------------------------------------------         -------         -------            ----
Total held to maturity                               1,999           2,002            5.79%
------------------------------------------         -------         -------            ----
Total investment portfolio-debt securities         $17,268         $17,297            5.06%
==========================================         =======         =======            ====

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                  Amortized       Estimated      Weighted
                                                    Cost         Fair Value    Average Yield
                                                    ----         ----------    -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                    $    --         $    --          N/A
U.S. Government agencies:
Due within 1 year                                    6,000           5,983          5.60%
Due after 1 year but within 5 years                  7,482           7,487          6.36%
Due after 5 years but within 10 years                   --              --          N/A
Due after 10 years                                      --              --          N/A
------------------------------------------         -------         -------          ----
Total                                               13,482          13,470          6.02%
------------------------------------------         -------         -------          ----
States and political subdivisions                       --              --          N/A
Other                                                   --              --          N/A
------------------------------------------         -------         -------          ----
Total investments available for sale-debt           13,482          13,470          6.02%
==========================================         =======         =======          ====

HELD TO MATURITY:
U.S. Treasuries                                         --              --          N/A
U.S. Government agencies:
Due within 1 year                                       --              --          N/A
Due after 1 year but within 5 years                  7,849           7,812          5.97%
Due after 5 years but within 10 years                1,000           1,001          6.31%
Due after 10 years                                      --              --          N/A
------------------------------------------         -------         -------          ----
Total                                                8,849           8,813          6.00%
------------------------------------------         -------         -------          ----
States and political subdivisions                       --              --          N/A
Other                                                   --              --          N/A
------------------------------------------         -------         -------          ----
Total held to maturity                               8,849           8,813          6.00%
------------------------------------------         -------         -------          ----
Total investment portfolio-debt securities         $22,331         $22,283          6.01%
==========================================         =======         =======          ====

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at March 31, 2001 (dollars in thousands).

                                                             Percent of
                                              Balance       Total Loans
                                              -------       -----------
Real estate loans:
Construction and land development             $ 8,397          10.3%
Secured by residential properties              30,687          37.8%
Secured by commercial real estate              17,766          21.9%
-------------------------------------------------------------------
Total real estate loans                        56,850          70.0%
-------------------------------------------------------------------
Commercial and industrial loans                 9,119          11.2%
Other consumer loans                           15,177          18.8%
-------------------------------------------------------------------
Total loans                                    81,146         100.0%
Unamortized premiums and
  net deferred loan costs                         270          N/A
Allowance for possible loan losses               (958)         N/A
-------------------------------------------------------------------
Net loans                                     $80,458          N/A
===================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 2000 (dollars in thousands).

                                                             Percent of
                                              Balance       Total Loans
                                              -------       -----------
Real estate loans:
Construction and land development             $ 8,140          10.4%
Secured by residential properties              30,507          38.8%
Secured by commercial real estate              16,778          21.3%
-------------------------------------------------------------------
Total real estate loans                        55,425          70.5%
-------------------------------------------------------------------
Commercial and industrial loans                 8,747          11.1%
Other consumer loans                           14,432          18.4%
-------------------------------------------------------------------
Total loans                                    78,604         100.0%
Unamortized premiums and net
   deferred loan costs                            280          N/A
Allowance for possible loan losses               (942)         N/A
-------------------------------------------------------------------
Net loans                                     $77,942          N/A
===================================================================


The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at March 31, 2001 (in thousands).

                                                                   Maturity Range
                                              ----------------------------------------------------
                                              One Year      One Through        Over
                                              or Less       Five Years      Five Years       Total
                                              -------       ----------      ----------       -----
LOAN MATURITY:
Real estate construction loans                $ 3,712        $ 4,685          $   --        $ 8,397
Real estate mortgage loans                     17,711         26,988           3,754         48,453
Commercial and industrial loans                 8,441            609              69          9,119
All other loans                                 5,138          9,370             669         15,177
-------------------------------------         -------        -------          ------        -------
Total loans                                   $35,002        $41,652          $4,492        $81,146
=====================================         =======        =======          ======        =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                  $ 5,058        $15,894          $4,492        $25,444
Floating or adjustable interest rates          29,944         25,758              --         55,702
-------------------------------------         -------        -------          ------        -------
Total                                         $35,002        $41,652          $4,492        $81,146
=====================================         =======        =======          ======        =======

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2000 (in thousands).

                                                              Maturity Range
                                           ---------------------------------------------------
                                           One Year     One Through       Over
                                           or Less      Five Years     Five Years       Total
                                           -------      ----------     ----------       -----
LOAN MATURITY:
Real estate construction loans             $ 3,324        $ 4,816        $   --        $ 8,140
Real estate mortgage loans                  16,220         29,540         1,525         47,285
Commercial and industrial loans              7,214          1,398           135          8,747
All other loans                              2,644          9,694         2,094         14,432
-------------------------------------      -------        -------        ------        -------
Total loans                                $29,402        $45,448        $3,754        $78,604
=====================================      =======        =======        ======        =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates               $ 3,304        $16,762        $3,581        $23,647
Floating or adjustable interest rates       26,098         28,686           173         54,957
-------------------------------------      -------        -------        ------        -------
Total                                       29,402        $45,448        $3,754        $78,604
=====================================      =======        =======        ======        =======

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $958,000 as of March 31, 2001 or 1.18% of loans outstanding. The allowance for possible loan losses was $942,000 as of December 31, 2000, or 1.20% of loans outstanding. The provision for possible loan losses charged against earnings during 2001 was $13,000. Recoveries totaling $3,000 were made during the quarter ended March 31, 2001. There were no loans charged-off during the quarter ended March 31, 2001. The provision for possible loan losses charged against earnings during the year ended December 31, 2000 was $139,000. Net charge-offs during 2000 were $14,000 (consisting of charge-offs of $16,000 and recoveries of $2,000.)

No loans were past due 90 days or more and still accruing interest at March 31, 2001 or at December 31, 2000. There were $161,000 of loans classified as non-accrual at March 31, 2001 and $253,000 of loans were classified as non-accrual at December 31, 2000. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at March 31, 2001 or at December 31, 2000.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at March 31, 2001 and December 31, 2000 (in thousands):

                                                                  March 31,        December 31,
                                                                    2001              2000
                                                                    ----              ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations                        $  8,757         $  5,783
U. S. Government and states and political subdivisions                  --               --
Certified and official checks                                          538              358
------------------------------------------------------            --------         --------
Total non-interest-bearing deposits                                  9,295            6,141
------------------------------------------------------            --------         --------
Interest-bearing deposits:
Interest-bearing demand accounts                                    24,075           24,653
Saving accounts                                                        814              768
Certificates of deposit, less than $100,000                         42,902           43,729
Certificates of deposit, $100,000 or greater                        23,916           24,799
------------------------------------------------------            --------         --------
Total interest-bearing deposits                                     91,707           93,949
------------------------------------------------------            --------         --------
Total deposits                                                    $101,002         $100,090
======================================================            ========         ========

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the quarter ended March 31, 2001 and the year ended December 31, 2000 (dollars in thousands):

                                               Quarter Ended                  Year Ended
                                              March 31, 2001               December 31,2000
                                              --------------               ----------------
Non-interest-bearing deposits            $ 6,518          N/A             $ 5,844          N/A
Interest-bearing demand deposits          23,842         3.02%             22,005         3.42%
Savings accounts                             761         1.34%                621         2.08%
Certificates of deposit                   68,281         6.41%             64,419         6.08%
                                         -------         ----             -------         ----
Total deposits                           $99,402         5.13%            $92,889         5.38%
                                         =======         ====             =======         ====

At March 31, 2001, certificates of deposits greater than $100,000 aggregated approximately $23,916,000. The following table indicates, as of March 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                     3 Months         3 to 12      1 to 5        Over 5
                                      or less         Months        Years         Years
                                      -------         ------        -----         -----
Certificates of deposit               $8,498          $12,974      $2,444           -
=======================               ======          =======      ======          ==

At December 31, 2000, certificates of deposits greater than $100,000 aggregated approximately $24,799,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                     3 Months          3 to 12      1 to 5       Over 5
                                      or less          Months        Years        Years
                                      -------          ------        -----        -----
Certificates of deposit               $7,902           $12,912      $3,985           -
=======================               ======           =======      ======          ==

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 2000 was 77.6% and for the quarter ended March 31, 2001 was 79.4%.

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

The following table gives the various capital ratios and balances at March 31, 2001 and December 31, 2000 (dollars in thousands) for the Company:

                                                     March 31, 2001     December 31, 2000
                                                     --------------     -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                    $  9,082           $  9,030
Less investments in unconsolidated affiliate                  34                 13
Less excess tax assets                                       318                304
-----------------------------------------------         --------           --------
Total Tier I capital                                       8,730           $  8,713
-----------------------------------------------         --------           --------
Tier II capital:
Qualifying debt                                            3,000              3,000
Qualifying allowance for loan losses                         958                942
-----------------------------------------------         --------           --------
Total Tier II capital                                      3,958              3,942
-----------------------------------------------         --------           --------
Total capital                                           $ 12,688           $ 12,655
===============================================         ========           ========
Risk-adjusted assets                                    $ 90,361           $ 86,189
===============================================         ========           ========
Quarterly average assets                                $116,145           $112,964
===============================================         ========           ========

RATIOS:
Tier I capital to risk-adjusted assets                       9.7%              10.1%
Tier II capital to risk-adjusted assets                      4.4%               4.6%
Total capital to risk-adjusted assets                       14.0%              14.7%
Leverage -- Tier I capital to quarterly
    average assets less disallowed intangibles               7.5%               7.7%

The following table gives the various capital ratios and balances at March 31, 2001 and at December 31, 2000 (dollars in thousands) for the Bank:

                                                      March 31, 2001      December 31, 2000
                                                      --------------      -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                     $ 11,825            $ 11,734
Less excess tax assets                                        313                 304
------------------------------------------------         --------            --------
Total Tier I capital                                       11,512              11,430
------------------------------------------------         --------            --------

Tier II capital:
Qualifying debt                                                --                  --
Qualifying allowance for loan losses                          958                 942
------------------------------------------------         --------            --------
Total Tier II capital                                         958                 942
------------------------------------------------         --------            --------
Total capital                                            $ 12,470            $ 12,372
================================================         ========            ========
Risk-adjusted assets                                     $ 90,593            $ 86,189
================================================         ========            ========
Quarterly average assets                                 $116,145            $112,964
================================================         ========            ========

RATIOS:
Tier I capital to risk-adjusted assets                       12.7%               13.3%
Tier II capital to risk-adjusted assets                       1.1%                1.1%
Total capital to risk-adjusted assets                        13.8%               14.4%
Leverage -- Tier I capital to quarterly
    average assets less disallowed intangibles                9.9%               10.1%

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

On March 31, 2001 and December 31, 2000, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

Short-term borrowings at March 31, 2001 and December 31, 2000 is comprised of the following:

                                                     March 31,      Dec. 31,
                                                       2001           2000
                                                       ----           ----
Securities sold under agreement to repurchase         $2,213         4,320
--------------------------------------------------------------------------
         Total                                        $2,213        $4,320
==========================================================================

Securities underlying the repurchase
agreements - obligations of U.S. Government
agencies and corporations with amortized
cost of approximately $3,644,000 and
$6,299,000 at March 31, 2001 and December
31, 2000, respectively, and estimated fair
values of $3,644,000 and 6,285,000 at March
31, 2001 and December 31, 2000, respectively          $4,478        $2,889
==========================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $3,653,000 during the quarter ended March 31, 2001 and $3,960,000 during the year ended December 31, 2000 and the maximum amount outstanding at any month end during these periods was approximately $4,523,000 and 5,539,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.


PROPERTY ACQUISITIONS:

The Company began in March 2001 to renovate an existing building to serve as a branch in Smyrna, Tennessee, The property will be leased and is expected to on in May 2001. The estimated cost to renovate the existing building should not exceed $100,000. During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The construction was significantly completed in April 2000. The cost of this renovation and construction and related furnishings was approximately $2,700,000. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from fifty at December 31, 2000 to fifty-four at March 31, 2001.

The Company anticipates increasing the number of employees during 2001 to approximately sixty employees to service the anticipated loan and deposit growth and related support services during the next twelve months. The addition of a branch in Smyrna, Tennessee will necessitate the addition of approximately five full-time employees which are included in the above amounts.

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

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


Date May 14, 2001


By  /s/ William L. Webb
    -------------------
      (Signature) *
      William L. Webb,
      Principal Accounting Officer and Chief Financial Officer

* Print the name and title of each signing officer under his or her signature.