Form 10QSB
period 2001-06-30
MURFREESBORO BANCORP INC
filed 2001-08-14
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the six month period ended JUNE 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 0-24161
                                                -------

                           MURFREESBORO BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Tennessee                                      62-1694317
           ---------                                      ----------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

              615 Memorial Boulevard, Murfreesboro, Tennessee 37129
             ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

Common stock outstanding: 907,609 shares at August 9, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  JUNE 30, 2001



                                 C O N T E N T S


                                                                     Page
                                                                    Number
                                                                    ------
Consolidated Balance Sheets .....................................       2

Consolidated Statements of Operations ...........................     3-4

Consolidated Statements of Cash Flows ...........................       5

Notes to Consolidated Financial Statements ......................     6-7

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                       (Tabular amounts are in thousands)

         ASSETS
                                                                              June 30,         December 31,
                                                                                  2001                 2000
                                                                                  ----                 ----
Cash and due from banks                                                       $  3,364            $  3,531
Federal funds sold                                                               8,069               4,993
----------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                              11,433               8,524
----------------------------------------------------------------------------------------------------------

Securities available for sale                                                   14,557              14,091
Securities held to maturity                                                      -                   8,849
----------------------------------------------------------------------------------------------------------
   Total investment securities                                                  14,557              22,940
----------------------------------------------------------------------------------------------------------

Loans, less allowance for possible loan losses
   of $992,000 and $942,000, respectively                                       89,158              77,942
Premises and equipment, net                                                      5,073               5,050
Accrued interest receivable                                                        699                 862
Other assets                                                                     2,085               1,893
Deferred tax benefits                                                              319                 315
----------------------------------------------------------------------------------------------------------
   Total assets                                                               $123,324            $117,526
==========================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                      $104,217            $100,090
Other borrowings                                                                 5,706               4,320
Accrued interest payable                                                           561                 544
Accrued expenses and other liabilities                                             632                 549
Subordinated convertible capital debentures                                      3,000               3,000
----------------------------------------------------------------------------------------------------------
   Total liabilities                                                           114,116             108,503
----------------------------------------------------------------------------------------------------------


Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                  --                  --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                     4,538               4,538
Additional paid-in capital                                                       4,530               4,530
Retained earnings (deficit)                                                        122                (38)
----------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                 9,190               9,030
Accumulated other comprehensive income (loss)                                       18                 (7)
----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                    9,208               9,023
----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                 $123,324            $117,526
==========================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)


                                                                                  2001                2000
Interest income:
   Interest and fees on loans                                                   $3,709              $3,072
   Interest on taxable investment securities                                       474                 757
   Interest on federal funds sold                                                  125                  50
----------------------------------------------------------------------------------------------------------
     Total interest income                                                       4,308               3,879
----------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                              79                 123
   Interest on money market demand accounts                                        285                 235
   Interest on savings deposits                                                      5                   6
   Interest on certificates of deposit                                           2,055               1,740
----------------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                          2,424               2,104
   Interest on other borrowings                                                     64                 123
   Interest on subordinated convertible capital debentures                         110                 127
----------------------------------------------------------------------------------------------------------
     Total interest expense                                                      2,598               2,354
----------------------------------------------------------------------------------------------------------

Net interest income                                                              1,710               1,525
Provision for possible loan losses                                                  52                  93
----------------------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses                1,658               1,432
     -----------------------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                                     368                 141
   Other fees and commissions                                                       42                  10
   Increase in cash surrender value of officers' life insurance                     42                  40
   Other non-interest income                                                       271                  52
----------------------------------------------------------------------------------------------------------
     Total non-interest income                                                     723                 243
----------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                                1,123                 795
   Occupancy expenses, net                                                         126                  76
   Furniture and equipment expense                                                 140                  97
   Other non-interest expense                                                      756                 588
----------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                  2,145               1,556
-----------------------------------------------------------------------------------------------------------
      Income before income taxes                                                   236                 119
Income tax expense                                                                  77                  31
----------------------------------------------------------------------------------------------------------
                Net income                                                      $  159              $   88
==========================================================================================================
Earnings per share:
      Basic:
                Net income                                                      $ 0.18              $ 0.10
==========================================================================================================
      Diluted:
                Net income                                                      $ 0.17              $ 0.09
==========================================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

                                                                                  2001                2000
Interest income:
   Interest and fees on loans                                                   $1,922              $1,600
   Interest on taxable investment securities                                       208                 375
   Interest on federal funds sold                                                   30                  24
----------------------------------------------------------------------------------------------------------
     Total interest income                                                       2,160               1,999
----------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                              36                  62
   Interest on money market demand accounts                                        151                 125
   Interest on savings deposits                                                      2                   3
   Interest on certificates of deposit                                             977                 915
----------------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                          1,166               1,105
   Interest on other borrowings                                                     22                  62
   Interest on subordinated convertible capital debentures                          51                  66
----------------------------------------------------------------------------------------------------------
     Total interest expense                                                      1,239               1,233
----------------------------------------------------------------------------------------------------------

Net interest income                                                                921                 766
Provision for possible loan losses                                                  39                  33
----------------------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses                  882                 733
----------------------------------------------------------------------------------------------------------

Non-interest income:
   Service charges on deposits                                                     254                  75
   Other fees and commissions                                                       28                   6
   Increase in cash surrender value of officers' life insurance                     21                  21
   Other non-interest income                                                       151                  35
----------------------------------------------------------------------------------------------------------
     Total non-interest income                                                     454                 137
----------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                                  631                 410
   Occupancy expenses, net                                                          63                  49
   Furniture and equipment expense                                                  77                  54
   Other non-interest expense                                                      399                 294
----------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                  1,170                 807
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                                         166                  63
Income tax expense                                                                  59                  18
----------------------------------------------------------------------------------------------------------
                Net income                                                      $  107              $   45
==========================================================================================================
Earnings per share:
      Basic:
                Net income                                                      $ 0.12              $ 0.05
==========================================================================================================
      Diluted:
                Net income                                                      $ 0.12              $ 0.05
==========================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

                                                                                  2001                2000
Operating activities:
   Net income                                                                 $    159             $    88
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                      52                  93
     Provision for depreciation, amortization and accretion, net                   172                  73
     Stock dividend on FHLB stock                                                   (8)                 --
     Changes in assets and liabilities:
        Decrease (increase) in accrued interest receivable                         163                 (53)
        Increase in cash surrender value of officers' life insurance               (42)                (40)
        Increase in deferred tax asset                                             (42)                (19)
        Increase in other assets                                                   (96)                (91)
        Decrease in accrued interest payable                                        17                 113
        Increase (decrease) in accrued expenses and other liabilities               83                (199)
-----------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                              458                 (35)
-----------------------------------------------------------------------------------------------------------

Investing activities:
   Purchase of securities available for sale                                   (11,885)                 --
   Maturities and calls of securities available for sale                        11,500               1,000
   Maturities and calls of securities held to maturity                           8,850                  --
   Increase in loans, net                                                      (11,268)             (6,971)
   Additions to premises and equipment                                            (184)               (575)
   Outlays for other assets                                                        (75)                 --
-----------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                        (3,062)             (6,546)
-----------------------------------------------------------------------------------------------------------

Financing activities:
   Advance from Federal Home Loan Bank                                           4,000                  --
   Net increase in deposits                                                      4,127               5,693
   Net increase in other borrowings                                             (2,614)               (429)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                     5,513               5,264
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             2,909              (1,317)

Cash and cash equivalents at the beginning of the period                         8,524               5,274
----------------------------------------------------------------------------------------------------------


Cash and cash equivalents at the end of the period                            $ 11,433             $ 3,957
==========================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the six months for:
        Interest                                                              $  2,581             $ 2,241
        Income taxes                                                              $100             $   150
==========================================================================================================
Non-cash transactions:
        Increase in unrealized gain on securities available
            for sale net of taxes                                             $     13             $     5
==========================================================================================================



See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. (the Company) and its subsidiary, Bank of Murfreesboro (the Bank), which is a full service bank, and its wholly owned subsidiaries: Bankers Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Realty Financial Services Group, LLC (RFS) and a 51% owned subsidiary Woodmont Financial Services Group, LLC (WFS). BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for RFS, WFS and other related entities. RFS and WFS originate mortgage loans for sale to third parties as a loan correspondent. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, the results of operations for the quarters ended June 30, 2001 and 2000, and changes in cash flows for the quarters ended June 30, 2001 and 2000. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the six months ended June 30, 2001 and 2000, respectively.

                                                                                              Tax       Net of
                                                                                Pre-Tax     Expense      Tax
                                                                                 Amount    (Benefit)    Amount
                                                                                 ------    --------     ------

                                                                                          (In thousands)
           Six months ended June 30, 2001:
           Net unrealized gain on securities available for sale                   $(63)      $(38)      $(25)
           -------------------------------------------------------------          -----      -----      -----
           Other comprehensive income                                             $(63)      $(38)      $(25)
           =============================================================          =====      =====      =====

           Six months ended June 30, 2000:
           Net unrealized loss on securities available for sale                   $ (9)      $ (4)      $ (5)
           -------------------------------------------------------------          -----      -----      -----
           Other comprehensive loss                                               $ (9)      $ (4)      $ (5)
           =============================================================          =====      =====      =====

         The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended June 30, 2001 and 2000, respectively.

                                                                                              Tax       Net of
                                                                                Pre-Tax     Expense      Tax
                                                                                 Amount    (Benefit)    Amount
                                                                                 ------    --------     ------

                                                                                          (In thousands)
           Quarter ended June 30, 2001:
           Net unrealized gain on securities available for sale                   $(25)       $(21)       $(4)
           -------------------------------------------------------------          -----       ----        ----
           Other comprehensive income                                             $(25)       $(21)       $(4)
           =============================================================                      ====        ====

           Quarter ended June 30, 2000:
           Net unrealized loss on securities available for sale                   $ (4)       $ (2)       $(2)
           -------------------------------------------------------------          -----       ----        ----
           Other comprehensive loss                                               $ (4)       $ (2)       $(2)
           =============================================================          =====       ====        ====


(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the six months and quarters ended June 30, 2001 and 2000 was 907,609. The effect of dilutive common stock options was 22,200 shares for the quarter ended June 30, 2000. The dilutive effect of common stock options is estimated at 17,800 for the quarter ended June 30, 2001. The effect of dilutive common stock options was 22,700 shares for the six months ended June 30, 2000. The dilutive effect of common stock options is estimated at 17,800 for the six months ended June 30, 2001. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the six months ended June 30, 2001 was $159,000 and the net income for the six months ended June 30, 2000 was $88,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the six months ended June 30, 2001 totaled $103,552,000, which represents 88.5% of average total assets. Earning assets totaled $112,776,000 at June 30, 2001. Average earning assets for the six months ended June 30, 2000 totaled $96,894,000, which represented 91.5% of average total assets. Earning assets totaled $93,383,000 at June 30, 2000 and $106,817,000 at December 31, 2000.

Loan Portfolio. The Company's average loans for the six months ended June 30, 2001 were $81,938,000 and for the six months ended June 30, 2000 were $69,202,000. The balance in total loans at June 30, 2001 was $90,150,000, $78,884,000 at December 31, 2000 and $72,268,000 at June 30, 2000.

Investment Portfolio. The Company's investment securities portfolio averaged $16,673,000 for the six months ended June 30, 2001 and $25,887,000 for the six months ended June 30, 2000. The portfolio totaled $14,557,000 at June 30, 2001, $22,940,000 at December 31, 2000 and $25,265,000 at June 30, 2000.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at cost. At June 30, 2001, there was an unrealized gain in the "Available for Sale" portfolio of $51,000, an unrealized loss of $12,000 at December 31, 2000 and an unrealized loss of $174,000 at June 30, 2000.

The average balance of securities "Available for Sale" during the six months ended June 30, 2001 was $13,684,000 and the balance at June 30, 2001 was $14,557,000. The average balance of securities "Held to Maturity" during the six months ended June 30, 2001 was $2,989,000 and there were no securities classified as "Held to Maturity" at June 30, 2001.

The average balance of securities "Available for Sale" during the six months ended June 30, 2000 was $17,031,000 and the balance at June 30, 2000 was $16,413,000. The average balance of securities "Available for Sale" during the quarter ended June 30, 2001 was $14,778,000 and $16,697,000 for the quarter ended June 30, 2000. The average balance of securities "Held to Maturity" during the six months ended June 30, 2000 was $8,856,000 and the balance at June 30, 2000 was $8,852,000. The average balance of securities "Held to Maturity" during the quarter ended June 30, 2001 was $788,000 and $8,854,000 for the quarter ended June 30, 2000.

Deposits. The Company's average deposits were $100,204,000 for the six months ended June 30, 2001. This included average non-interest-bearing deposits of $7,321,000, average certificates of deposit of $66,885,000, average saving deposits of $784,000 and average interest-bearing transaction accounts of $25,214,000.

The Company's average deposits for the six months ended June 30, 2000 were $89,076,000. This included average non-interest-bearing deposits of $5,731,000, average certificates of deposit of $60,934,000, average savings deposits of $548,000 and average interest-bearing transaction accounts of $21,863,000.

Deposits totaled $104,217,000 at June 30, 2001, $100,090,000 at December 31,
2000 and $91,338,000 at June 30, 2000.

Capital Resources. Shareholders' equity totaled $9,208,000 at of June 30, 2001. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $122,000 and accumulated other comprehensive income in the form of an unrealized gain on securities available for sale of $18,000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) during September 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures begin accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. Interest expense for the six months and quarters ended June 30, 2001 and 2000 on the debentures totaled $110,000, $127,000, $51,000 and $66,000, respectively.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At June 30, 2001 and December 31, 2000, the Company had $5,000,000 of federal funds purchase lines available at four correspondent banks. None of these lines were drawn at June 30, 2001 or December 31, 2000.

The Bank has a line of credit with the Federal Home Loan Bank of Cincinnati secured by I-4 family residential mortgage loans. The Bank can borrow funds at a variable rate tied to an index, for terms of one to ten years, the funds reprice quarterly, and the Bank may pay off the balance at any repricing date without penalty.

Because of the level of capital obtained in formation and from the funds derived from the long-term debt issued in September 1999, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the six months ended June 30, 2001 totaled $1,710,000. This was the result of interest income of $4,308,000 and interest expense of $2,598,000. Interest income produced by the loan portfolio totaled $3,709,000, interest income on investment securities totaled $474,000 and interest income on federal funds totaled $125,000. Interest expense included $2,055,000 of interest expense on certificates of deposit, interest expense of $79,000 on interest-bearing transaction accounts, interest expense of $285,000 on money market demand accounts, interest expense on savings accounts of $5,000, interest expense on other borrowings of $64,000 and interest expense on subordinated convertible capital debentures of $110,000.

Net interest income for the six months ended June 30, 2000 totaled $1,525,000. This was the result of interest income of $3,879,000 and interest expense of $2,354,000. Interest income produced by the loan portfolio totaled $3,072,000, interest income on investment securities totaled $757,000, and interest income on federal funds totaled $50,000. Interest expense included $1,740,000 of interest expense on certificates of deposit, interest expense of $123,000 on interest-bearing transaction accounts, interest expense of $235,000 on money market demand accounts, interest expense of $6,000 on savings accounts, interest expense on other borrowings of $123,000 and interest expense on subordinated convertible capital debentures of $127,000.

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

The net interest margin for the six months ended June 30, 2001 was 3.33%. The net cost of funds, defined as interest expense divided by average-earning assets, was 5.06% and the yield on earning assets was 8.39% for the six months ended June 30, 2001. The net interest margin for the six months ended June 30, 2000 was 3.15%. The net cost of funds for the six months ended June 30, 2000 was 4.86% and the yield on earning assets was 8.01%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 2001 was 3.09% and for the six months ended June 30, 2000 was 2.82%.

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

Management believes that the $992,000 at June 30, 2001 and $942,000 at December 31, 2000 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans or foreclosed real estate held for sale at June 30, 2001 or at December 31, 2000. There were no loans past due ninety days or more and still accruing interest at June 30, 2001 or December 31, 2000. Loans on non-accrual status at June 30, 2001 totaled $642,000 and $253,000 at December 31, 2000.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income.

Non-interest income totaled $723,000 for the six months ended June 30, 2001. This included $368,000 on service charge on deposit accounts, other fees of $42,000, $42,000 from the increase in the cash surrender value of the officer's life insurance and $271,000 of other non-interest income including brokerage income. There were no gains or losses on securities during the six months ended June 30, 2001.

Non-interest income totaled $243,000 for the six months ended June 30, 2000. This included $141,000 from service charges on deposit accounts, other fees of $10,000, $40,000 from the increase in the cash surrender value of the officer's life insurance and $52,000 of other non-interest income.

Non-interest Expenses. Non-interest expense for the six months ended June 30, 2001 totaled $2,145,000. Salaries and employee benefits for the six months ended June 30, 2001 totaled $1,123,000. Occupancy expenses for the six months ended June 30, 2001 totaled $126,000 while furniture and equipment expenses totaled $140,000. Other non-interest expenses totaled $756,000. Other non-interest expenses include advertising, data processing expenses, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the six months ended June 30, 2000 totaled $1,556,000. Salaries and employee benefits for the six months ended June 30, 2000 totaled $795,000. Occupancy expense for the six months ended June 30, 2000 totaled $76,000 while furniture and equipment expense totaled $97,000. All other non-interest expenses totaled $588,000 for the six months ended June 30, 2000.

Income Taxes. For the six months ended June 30, 2001 the incurred income tax expenses of $77,000 for an effective tax rate of 32.6%. For the six months ended June 30, 2000 the Company incurred income tax expenses of $31,000 for an effective tax rate of 26.0%. Approximately $42, 000 of income earned during the six months ended June 30, 2001 is exempt from income taxes and approximately $40,000 of income earned during the six months ended June 30, 2000 is exempt from income taxes.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended June 30, 2001 totaled $921,000. This was the result of interest income of $2,160,000 and interest expense of $1,239,000. Interest income produced by the loan portfolio totaled $1,922,000, interest income on investment securities totaled $208,000 and interest income on federal funds totaled $30,000. The interest expense included $977,000 of interest expense on certificates of deposit, interest expense of $36,000 on interest-bearing transaction accounts, interest expense of $151,000 on money market demand accounts, interest expense on savings accounts of $2,000, interest expense on short-term borrowings of $22,000 and interest expense on subordinated convertible capital debentures of $51,000.

Net interest income for the quarter ended June 30, 2000 totaled $766,000. This was the result of interest income of $1,999,000 and interest expense of $1,233,000. Interest income produced by the loan portfolio totaled $1,600,000, interest income on investment securities totaled $375,000, and interest income on federal funds totaled $24,000. Interest expense included $915,000 of interest expense on certificates of deposit, interest expense of $62,000 on interest-bearing transaction accounts, interest expense of $125,000 on money market demand accounts, interest expense on savings accounts of $3,000. Further interest expense was incurred related to short-term borrowings and subordinated convertible capital debentures of $62,000 and $66,000, respectively.

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

The net interest margin for the quarter ended June 30, 2001 was 3.58%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.81% and the yield on earning assets was 8.39% for the quarter ended June 30, 2001. The net interest margin for the quarter ended June 30, 2000 was 3.12%. The net cost of funds for the quarter ended June 30, 2000 was 5.02% and the yield on earning assets was 8.14%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended June 30, 2001 was 3.36% and for the quarter ended June 30, 2000 was 2.79%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income.

Non-interest income totaled $454,000 for the quarter ended June 30, 2001. This included $254,000 on service charge on deposit accounts, other fees of $28,000, $21,000 from the increase in the cash surrender value of the officer's life insurance and $151,000 of other non-interest income including brokerage income. There were no gains or losses on securities during the quarter ended June 30, 2001.

Non-interest income totaled $137,000 for the quarter ended June 30, 2000. This included $75,000 from service charges on deposit accounts, other fees of $6,000, increase in cash surrender value of officers' life insurance of $21,000 and $35,000 of other non-interest income.

Non-interest Expenses. Non-interest expense for the quarter ended June 30, 2001 totaled $1,170,000. Salaries and employee benefits for the quarter ended June 30, 2001 totaled $631,000. Occupancy expenses for the quarter ended June 30, 2001 totaled $63,000 while furniture and equipment expenses totaled $77,000. Other non-interest expenses totaled $399,000. Other non-interest expenses include advertising, data processing expenses, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended June 30, 2000 totaled $807,000. Salaries and employee benefits for the quarter ended June 30, 2000 totaled $410,000. Occupancy expense for the quarter ended June 30, 2000 totaled $49,000 while furniture and equipment expense totaled $54,000. All other non-interest expenses totaled $294,000 for the quarter ended June 30, 2000.

Income Taxes. For the quarter ended June 30, 2001 the Company incurred income tax expenses of $59,000 for an effective tax rate of 35.5%. For the quarter ended June 30, 2000 the Company incurred income tax expenses of $18,000 for an effective tax rate of 28.6%. Approximately $21,000 of income earned during the quarters ended June 30, 2001 and 2000 is exempt from income taxes.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the six months ended June 30, 2001 was 0.27%. Return on assets for the six months ended June 30, 2000 was 0.17%. Return on assets for the quarter ended June 30, 2001 was 0.37% while return on assets for the quarter ended June 30, 2000 was 0.17%.

Return on equity (net income divided by average equity) for the six months ended June 30, 2001 was 3.49%. Return on equity for the six months ended June 30, 2000 was 2.02%. Return on equity for the quarter ended June 30, 2001 was 4.62% while return on equity for the quarter ended June 30, 2000 was 2.05%.

Equity to assets (average equity divided by average total assets) for the six months ended June 30, 2001 was 7.85%. Equity to assets for the six months ended June 30, 2000 was 8.24%. Equity to assets for the quarter ended June 30, 2001 was 7.92% while equity to assets for the quarter ended June 30, 2000 was 8.19%.

There were no dividends paid during the quarters or six months ended June 30, 2001 or 2000, so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 2001 indicated and certain other information:

                                                                               Interest           Average
                                                               Average         Income/            Yields/
                                                               Balance         Expense             Rates
                                                               -------         -------             -----
ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:

Loans                                                          $ 81,938         $3,709              9.13%
Investment securities:
  U.S. Treasury and other U.S. government agencies               16,673            474              5.73%
  States and municipalities                                        -                -                N/A
Federal funds sold                                                4,941            125              5.10%
---------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                   103,552          4,308              8.39%
-----------------------------------------------------------    ------------------------------------------
Cash and due from banks                                           5,719
Other assets                                                      8,630
Allowance for possible loan losses                                 (950)
-----------------------------------------------------------    --------
Total assets                                                   $116,951
===========================================================    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $ 25,998            369              2.86%
Certificates of deposit                                          66,885          2,055              6.20%
Other borrowings                                                  3,022             64              4.27%
Subordinated convertible capital debentures                       3,000            110              7.39%
---------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense              98,905          2,598              5.30%
-----------------------------------------------------------    ---------        ------              -----
Non-interest-bearing demand deposits                              7,321
Other liabilities                                                 1,548
Shareholders' equity                                              9,177
-----------------------------------------------------------    --------
Total liabilities and shareholders' equity                     $116,951
===========================================================    ========
Net interest earnings                                                           $1,710
===========================================================                     ======
Net interest income on interest-earning assets                                                      3.33%
===========================================================                                         ====

Taxable equivalent adjustment:                                                     N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 2000 indicated and certain other information:

                                                                             Interest           Average
                                                               Average        Income/            Yields/
                                                               Balance        Expense            Rates
                                                               -------        -------            ------
ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:

Loans                                                          $ 69,202        $3,072             8.88%
U.S. Treasury and other U.S. government agencies                 25,887           757             5.85%
States and municipalities                                            --            --              N/A
Federal funds sold                                                1,805            50             5.54%
------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                    96,894         3,879             8.01%
-----------------------------------------------------------    --------        ------             ----
Cash and due from banks                                           2,292
Other assets                                                      7,621
Allowance for possible loan losses                                 (856)
-----------------------------------------------------------    --------
Total assets                                                   $105,951
===========================================================    ========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $ 22,411            364            3.25%
Certificates of deposit                                          60,934          1,740            5.71%
Other borrowings                                                  4,398            123            5.59%
Subordinated convertible capital debentures                       3,000            127            8.47%
------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense              90,743         2,354             5.19%
-----------------------------------------------------------    ---------       ------             ----
Non-interest-bearing demand deposits                              5,731
Other liabilities                                                   744
Shareholders' equity                                              8,733
-----------------------------------------------------------    --------
Total liabilities and shareholders' equity                     $105,951
===========================================================    ========
Net interest earnings                                                          $1,525
===========================================================                    ======
Net interest income on interest-earning assets                                                    3.15%
===========================================================                                       ====

Taxable equivalent adjustment:                                                    N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the six months ended June 30, 2001 to the six months ended June 30, 2000 (in thousands).

                                                                  INCREASE       INCREASE      INCREASE
                                                                 (DECREASE)     (DECREASE)    (DECREASE)
                                               INCREASE            DUE TO         DUE TO      DUE TO RATE
                                              (DECREASE)            RATE          VOLUME      AND VOLUME
--------------------------------------------------------------------------------------------------------
                        ASSETS
Interest earning assets:

Interest bearing deposits with other banks          --                --              --            --
Federal funds sold                                  75                (4)             87            (8)
Investment securities                             (283)              (21)           (269)            7
Loans                                              637                61             565            11
------------------------------------------------------------------------------------------------------
    Total interest earning assets                  429                36             383            10
------------------------------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

Demand deposits and savings accounts                5                (46)             58            (7)
Certificates of deposits                          315                132             170            13
Other borrowings                                  (59)               (30)            (38)            9
Subordinated convertible
   capital debentures                             (17)               (17)             --            --
------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities            244                 39             190            15
------------------------------------------------------------------------------------------------------

  Total                                           185                 (3)            193            (5)
======================================================================================================

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 2001 indicated and certain other information:

                                                                                Interest           Average
                                                                Average          Income/            Yields/
                                                                Balance          Expense             Rates
                                                                -------          -------             -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:

Loans                                                          $ 84,997         $1,922                9.07%
Investment securities:
   U.S. Treasury and other U.S. government agencies              15,566            208                5.36%
   States and municipalities                                         --             --                 N/A
Federal funds sold                                                2,758             30                4.36%
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                   103,321          2,160                8.39%
-----------------------------------------------------------    --------         ------                -----
Cash and due from banks                                           6,205
Other assets                                                      8,973
Allowance for possible loan losses                                 (955)
-----------------------------------------------------------    --------
Total assets                                                   $117,544
===========================================================    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $ 27,394            189                2.77%
Certificates of deposit                                          65,488            977                5.98%
Other borrowings                                                  2,391             22                3.69%
Subordinated convertible capital debentures                       3,000             51                6.82%
-----------------------------------------------------------------------         ------                -----
Total interest-bearing liabilities/interest expense              98,273          1,239                5.06%
-----------------------------------------------------------------------         ------                -----
Non-interest-bearing demand deposits                              8,124
Other liabilities                                                 1,837
Shareholders' equity                                              9,310
-----------------------------------------------------------    --------
Total liabilities and shareholders' equity                     $117,544
===========================================================    ========
Net interest earnings                                                           $ 921
===========================================================                     =====
Net interest income on interest-earning assets                                                        3.98%
===========================================================                                           =====

Taxable equivalent adjustment:                                                    N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 2000 indicated and certain other information:

                                                                            Interest         Average
                                                            Average          Income/          Yields/
                                                            Balance          Expense           Rates
                                                            -------          -------           -----
                                                      (Fully taxable equivalent - dollars in thousands)
Assets:

Interest-earning assets:
Loans                                                      $  71,188          $1,600           8.99%
U.S. Treasury and other U.S. government agencies              25,551             375           5.87%
States and municipalities                                         --              --            N/A
Federal funds sold                                             1,463              24           6.56%
---------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                 98,202           1,999           8.14%
----------------------------------------------             ---------          ------           ----
Cash and due from banks                                        2,212
Other assets                                                   7,707
Allowance for possible loan losses                              (882)
----------------------------------------------             ---------
Total assets                                               $ 107,239
                                                           =========


Liabilities and shareholders' equity:

Interest-bearing liabilities:
Demand deposits and savings accounts                       $  22,597             190           3.36%
Certificates of deposit                                       62,282             915           5.88%
Other borrowings                                               4,304              62           5.76%
Subordinated convertible capital debentures                    3,000              66           8.80%
---------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense           92,183           1,233           5.35%
---------------------------------------------------        ---------          ------           ----
Non-interest-bearing demand deposits                           5,622
Other liabilities                                                655
Shareholders' equity                                           8,779
----------------------------------------------             ---------
Total liabilities and shareholders' equity                 $ 107,239
----------------------------------------------             =========
Net interest earnings                                                         $  766
----------------------------------------------                                ======
Net interest income on interest-earning assets                                                 3.12%
----------------------------------------------                                                 ====

 Taxable equivalent adjustment:     N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended June 30, 2000 to the quarter ended June 30, 2001 (in thousands).


                                                                INCREASE       INCREASE     INCREASE
                                                               (DECREASE)     (DECREASE)   (DECREASE)
                                                   INCREASE      DUE TO         DUE TO     DUE TO RATE
                                                  (DECREASE)      RATE          VOLUME      AND VOLUME
-------------------------------------------------------------------------------------------------------

                        ASSETS

Interest earning assets:

Interest bearing deposits with other banks            --            --             --            --
Federal funds sold                                     6            (8)            21            (7)
Investment securities                               (167)          (34)          (146)           13
Loans                                                322            10            310             2
---------------------------------------------------------------------------------------------------
  Total interest earning assets                      161           (32)           185             8
---------------------------------------------------------------------------------------------------

                      LIABILITIES

Interest bearing liabilities:

Demand deposits and savings accounts                  (1)          (34)            40            (7)
Certificates of deposits                              62            14             47             1
Other borrowings                                     (40)          (22)           (28)           10
Subordinated convertible
 capital debentures                                  (15)          (15)            --            --
---------------------------------------------------------------------------------------------------
  Total interest bearing liabilities                   6           (57)            59             4
---------------------------------------------------------------------------------------------------

  Total                                              155            25            126             4
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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at June 30, 2001 and December 31, 2000 (in thousands):


                                             June 30, 2001            December 31, 2000
                                             -------------            -----------------
Interest-bearing deposits with banks          $     --                     $     --
Investment securities                           14,557                       22,940
Federal funds sold                               8,069                        4,993
Loans:
Real estate                                     63,947                       55,425
Commercial and other                            25,902                       23,179
------------------------------------------    --------                     --------
Total loans                                     89,849                       78,604
------------------------------------------    --------                     --------
Interest-earning assets                       $112,475                     $106,537
==========================================    ========                     ========

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At June 30, 2001, approximately $14,557,000 of investment securities was classified as available for sale and at December 31, 2000, approximately $14,091,000 of investment securities was classified as available for sale. Approximately $18,000 of unrealized gain and $7,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of June 30, 2001 and December 31, 2000, respectively. There was $8,849,000 of securities at December 31, 2000 classified as held to maturity. There were no securities classified as held to maturity at June 30, 2001.

At June 30, 2001, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at June 30, 2001 (in thousands):

                                                 Amortized        Estimated
                                                    Cost          Fair Value
                                                 ---------        ----------
AVAILABLE FOR SALE:
U.S. Treasury                                     $    --          $    --
U.S. Government agencies                           13,850           13,901
States and political subdivisions                      --               --
Other securities                                       --               --
                                                  -------          -------
Total available for sale debt securities           13,850           13,901
Federal Reserve Bank stock                            346              346
Federal Home Loan Bank stock                          310              310
                                                  -------          -------
Total available for sale                           14,506           14,557
                                                  =======          -------


HELD TO MATURITY:
U.S. Treasury                                          --               --
U.S. Government agencies                               --               --
States and political subdivisions                      --               --
Other securities                                       --               --
                                                  -------          -------
Total held to maturity                                 --               --
                                                  -------          -------

Total investment portfolio                        $14,506          $14,557
                                                  =======          =======

At December 31, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The 2000 following table presents the carrying amounts of the Company's investment portfolio at December 31, (in thousands):

                                                           Amortized        Estimated
                                                              Cost          Fair Value
                                                           ---------        ----------
AVAILABLE FOR SALE:
U.S. Treasury                                               $    --          $    --
U.S. Government agencies                                     13,482           13,470
States and political subdivisions                                --               --
Other securities                                                 --               --
--------------------------------------------------          -------          -------
Total available for sale - debt securities                   13,482           13,470
--------------------------------------------------          -------          -------
Federal Reserve Bank stock                                      346              346
Federal Home Loan Bank Stock                                    262              262
Other equity interest                                            13               13
--------------------------------------------------          -------          -------
Total available for sale                                     14,103           14,091
==================================================          -------          -------

HELD TO MATURITY:
U.S. Treasury                                                    --               --
U.S. Government agencies                                      8,849            8,813
States and political subdivisions                                --               --
Other securities                                                 --               --
--------------------------------------------------          -------          -------
Total held to maturity                                        8,849            8,813
==================================================          -------          -------

Total investment portfolio                                  $22,952          $22,904
==================================================          =======          =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at June 30, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                   Amortized        Estimated       Weighted
                                                     Cost           Fair Value    Average Yield
                                                   ---------        ----------    -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                     $    --               --            N/A
U.S. Government agencies:
Due within 1 year                                    10,340           10,383           4.90%
Due after 1 year but within 5 years                   3,510            3,518           5.01%
Due after 5 years but within 10 years                    --               --            N/A
Due after 10 years                                       --               --            N/A
------------------------------------------          -------          -------          -----
Total                                                13,850           13,901           4.93%
------------------------------------------          -------          -------          -----
States and political subdivisions                        --               --            N/A
Other                                                    --               --            N/A
------------------------------------------          -------          -------          -----
Total investments available for sale-debt
  securities                                         13,850           13,901           4.93%
------------------------------------------          -------          -------          -----

HELD TO MATURITY:
U.S. Treasuries                                          --               --            N/A
U.S. Government agencies:
Due within 1 year                                        --               --            N/A
Due after 1 year but within 5 years                      --               --            N/A
Due after 5 years but within 10 years                    --               --            N/A
Due after 10 years                                       --               --            N/A
------------------------------------------          -------          -------          -----
Total                                                    --               --            N/A
------------------------------------------          -------          -------          -----
States and political subdivisions                        --               --            N/A
Other                                                    --               --            N/A
------------------------------------------          -------          -------          -----
Total held to maturity                                   --               --            N/A%
------------------------------------------          -------          -------          -----
Total investment portfolio-debt securities          $13,850          $13,901           4.93%
==========================================          =======          =======          =====

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                   Amortized       Estimated         Weighted
                                                     Cost          Fair Value      Average Yield
                                                   ---------       ----------      -------------
AVAILABLE FOR SALE:
U.S. Treasuries                                     $    --          $    --            N/A
U.S. Government agencies:
Due within 1 year                                     6,000            5,983           5.60%
Due after 1 year but within 5 years                   7,482            7,487           6.36%
Due after 5 years but within 10 years                    --               --            N/A
Due after 10 years                                       --               --            N/A
------------------------------------------          -------          -------          -----
Total                                                13,482           13,470           6.02%
------------------------------------------          -------          -------          -----
States and political subdivisions                        --               --            N/A
Other                                                    --               --            N/A
------------------------------------------          -------          -------          -----
Total investments available for sale-debt
  securities                                         13,482           13,470           6.02%
------------------------------------------          -------          -------          -----

HELD TO MATURITY:
U.S. Treasuries                                          --               --            N/A
U.S. Government agencies:
Due within 1 year                                        --               --            N/A
Due after 1 year but within 5 years                   7,849            7,812           5.97%
Due after 5 years but within 10 years                 1,000            1,001           6.31%
Due after 10 years                                       --               --            N/A
------------------------------------------          -------          -------          -----
Total                                                 8,849            8,813           6.00%
------------------------------------------          -------          -------          -----
States and political subdivisions                        --               --            N/A
Other                                                    --               --            N/A
------------------------------------------          -------          -------          -----
Total held to maturity                                8,849            8,813           6.00%
------------------------------------------          -------          -------          -----
Total investment portfolio-debt securities          $22,331          $22,283           6.01%
==========================================          =======          =======          =====

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at June 30, 2001 (dollars in thousands).

                                                                                        Percent of
                                                                 Balance                Total Loans
                                                                 -------                -----------
Real estate loans:
Construction and land development                                $ 8,245                    9.2%
Secured by residential properties                                 32,282                   35.9%
Secured by commercial real estate                                 23,420                   26.1%
------------------------------------------------------------------------------------------------
Total real estate loans                                           63,947                   71.2%
------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    9,277                   10.3%
Other consumer loans                                              16,625                   18.5%
------------------------------------------------------------------------------------------------
Total loans                                                       89,849                  100.0%
Unamortized premiums and
  net deferred loan costs                                            301                     N/A
Allowance for possible loan losses                                  (992)                    N/A
-------------------------------------------------------------------------------------------------
Net loans                                                        $89,158                     N/A
=================================================================================================


The following table sets forth the composition of the Company's loan portfolio at December 31, 2000 (dollars in thousands).

                                                                                       Percent of
                                                                 Balance               Total Loans
                                                                 -------               -----------
Real estate loans:
Construction and land development                                $ 8,140                   10.4%
Secured by residential properties                                 30,507                   38.8%
Secured by commercial real estate                                 16,778                   21.3%
------------------------------------------------------------------------------------------------
Total real estate loans                                           55,425                   70.5%
------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    8,747                   11.1%
Other consumer loans                                              14,432                   18.4%
------------------------------------------------------------------------------------------------
Total loans                                                       78,604                  100.0%
Unamortized premiums and net
   deferred loan costs                                               280                    N/A
Allowance for possible loan losses                                  (942)                   N/A
-------------------------------------------------------------------------------------------------
Net loans                                                        $77,942                    N/A
=================================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at June 30, 2001 (in thousands).


                                                                         Maturity Range
                                                 ----------------------------------------------------------
                                                 One Year       One Through         Over
                                                  or Less        Five Years       Five Years         Total
                                                  -------        ----------       ----------         -----
LOAN MATURITY:
Real estate construction loans                    $ 3,924          $ 4,321          $   --          $ 8,245
Real estate mortgage loans                         16,510           37,493           1,699           55,702
Commercial and industrial loans                     8,059              551             667            9,277
All other loans                                     3,116           10,577           2,932           16,625
----------------------------------------          -------          -------          ------          -------
Total loans                                       $31,609          $52,942          $5,298          $89,849
========================================          =======          =======          ======          =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                      $ 7,154          $18,839          $5,298          $31,291
Floating or adjustable interest rates              24,455           34,103              --           58,558
----------------------------------------          -------          -------          ------          -------
Total                                             $31,609          $52,942          $5,298          $89,849
========================================          =======          =======          ======          =======

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2000 (in thousands).


                                                                        Maturity Range
                                               ---------------------------------------------------------
                                               One Year       One Through         Over
                                                or Less        Five Years       Five Years         Total
                                                -------        ----------       ----------         -----
LOAN MATURITY:
Real estate construction loans                  $ 3,324          $ 4,816          $   --          $ 8,140
Real estate mortgage loans                       16,220           29,540           1,525           47,285
Commercial and industrial loans                   7,214            1,398             135            8,747
All other loans                                   2,644            9,694           2,094           14,432
--------------------------------------          -------          -------          ------          -------
Total loans                                     $29,402          $45,448          $3,754          $78,604
======================================          =======          =======          ======          =======

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                    $ 3,304          $16,762          $3,581          $23,647
Floating or adjustable interest rates            26,098           28,686             173           54,957
--------------------------------------          -------          -------          ------          -------
Total                                            29,402          $45,448          $3,754          $78,604
======================================          =======          =======          ======          =======

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $992,000 as of June 30, 2001 or 1.10% of loans outstanding. The allowance for possible loan losses was $942,000 as of December 31, 2000, or 1.20% of loans outstanding. The provision for possible loan losses charged against earnings during 2001 was $52,000. Net charge-offs during the first six months of 2001 were $2,000. Recoveries totaling $12,000 were made during the six months ended June 30, 2001 while loans charged-off during the six months ended June 30, 2001 totaled $14,000. The provision for possible loan losses charged against earnings during the year ended December 31, 2000 was $139,000. Net charge-offs during 2000 were $14,000 (consisting of charge-offs of $16,000 and recoveries of $2,000.)

No loans were past due 90 days or more and still accruing interest at June 30, 2001 or at December 31, 2000. There were $642,000 of loans classified as non-accrual at June 30, 2001 and $253,000 of loans were classified as non-accrual at December 31, 2000. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at June 30, 2001 or at December 31, 2000.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at June 30, 2001 and December 31, 2000 (in thousands):

                                                                  June 30,        December 31,
                                                                    2001              2000
                                                                  --------        ------------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                        $  7,840          $  5,783
U. S. Government and states and political subdivisions                  --                --
Certified and official checks                                          497               358
---------------------------------------------------------         --------          --------
Total non-interest-bearing deposits                                  8,337             6,141
---------------------------------------------------------         --------          --------
Interest-bearing deposits:
Interest-bearing demand accounts                                    27,882            24,653
Saving accounts                                                        839               768
Certificates of deposit, less than $100,000                         43,167            43,729
Certificates of deposit, $100,000 or greater                        23,992            24,799
---------------------------------------------------------         --------          --------
Total interest-bearing deposits                                     95,880            93,949
---------------------------------------------------------         --------          --------
Total deposits                                                    $104,217          $100,090
=========================================================         ========          ========


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the six months ended June 30, 2001 and the year ended December 31, 2000 (dollars in thousands):


                                                Six Months Ended                Year Ended
                                                 June 30, 2001               December 31,2000
                                          -------------------------        --------------------
Non-interest-bearing deposits             $  7,321              N/A        $ 5,844          N/A
Interest-bearing demand deposits            25,214             2.90%        22,005         3.42%
Savings accounts                               784             1.29%           621         2.08%
Certificates of deposit                     66,885             6.20%        64,419         6.08%
                                          --------             ----        -------         ----
Total deposits                            $100,204             5.26%       $92,889         5.38%
                                          ========             ====        =======         ====


At June 30, 2001, certificates of deposits greater than $100,000 aggregated approximately $23,992,000. The following table indicates, as of June 30, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                              3 Months         3 to 12          1 to 5         Over 5
                                               or less          Months          Years          Years
                                              --------         -------          ------         ------
Certificates of deposit                        $5,819          $16,038          $2,135            --
=====================================          ======          =======          ======         =====

At December 31, 2000, certificates of deposits greater than $100,000 aggregated approximately $24,799,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                              3 Months         3 to 12          1 to 5         Over 5
                                               or less          Months          Years          Years
                                              --------         -------          ------         ------

Certificates of deposit                        $7,902          $12,912          $3,985             --
=====================================          ======          =======          ======         ======

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 2000 was 77.6% and for the quarter ended June 30, 2001 was 84.2%.

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

The following table gives the various capital ratios and balances at June 30, 2001 and December 31, 2000 (dollars in thousands) for the Company:


                                                      June 30, 2001   December 31, 2000
                                                      -------------   -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                    $  9,190           $  9,030
Less investments in unconsolidated affiliate                  --                 13
Less excess tax assets                                       319                304
----------------------------------------------          --------           --------
Total Tier I capital                                       8,871           $  8,713
----------------------------------------------          --------           --------

Tier II capital:
Qualifying debt                                            3,000              3,000
Qualifying allowance for loan losses                         992                942
----------------------------------------------          --------           --------
Total Tier II capital                                      3,992              3,942
----------------------------------------------          --------           --------
Total capital                                           $ 12,863           $ 12,655
==============================================          ========           ========
Risk-adjusted assets                                    $ 98,663           $ 86,189
==============================================          ========           ========
Quarterly average assets                                $117,544           $112,964
==============================================          ========           ========

RATIOS:
Tier I capital to risk-adjusted assets                       9.0%              10.1%
Tier II capital to risk-adjusted assets                      4.0%               4.6%
Total capital to risk-adjusted assets                       13.0%              14.7%
Leverage-- Tier I capital to quarterly
    average assets less disallowed intangibles               7.5%               7.7%

The following table gives the various capital ratios and balances at June 30, 2001 and at December 31, 2000 (dollars in thousands) for the Bank:


                                                     June 30, 2001    December 31, 2000
                                                     -------------    -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                                    $ 11,931           $ 11,734
Less excess tax assets                                       319                304
----------------------------------------------          --------           --------
Total Tier I capital                                      11,612             11,430
----------------------------------------------          --------           --------

Tier II capital:
Qualifying debt                                               --                 --
Qualifying allowance for loan losses                         992                942
----------------------------------------------          --------           --------
Total Tier II capital                                        992                942
----------------------------------------------          --------           --------
Total capital                                           $ 12,604           $ 12,372
==============================================          ========           ========
Risk-adjusted assets                                    $ 98,670           $ 86,189
==============================================          ========           ========
Quarterly average assets                                $117,593           $112,964
==============================================          ========           ========


RATIOS:
Tier I capital to risk-adjusted assets                      11.8%              13.3%
Tier II capital to risk-adjusted assets                      1.0%               1.1%
Total capital to risk-adjusted assets                       12.8%              14.4%
Leverage-- Tier I capital to quarterly
    average assets less disallowed intangibles               9.9%              10.1%

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

On June 30, 2001 and December 31, 2000, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

OTHER BORROWINGS:

Short-term borrowings at June 30, 2001 and December 31, 2000 is comprised of the following:

                                                                      June 30,        Dec. 31,
                                                                        2001            2000
                                                                       ------          ------
Federal Home Loan Bank borrowings                                      $4,000          $   --
Securities sold under agreement to repurchase                          $1,706          $4,320
---------------------------------------------------------------------------------------------
         Total                                                         $5,706          $4,320
=============================================================================================

Securities underlying the repurchase agreements - obligations of U.S. Government agencies and corporations with amortized
cost of approximately $5,150,000 and $6,299,000 at June 30,
2001 and December 31, 2000, respectively, and estimated
fair values of $5,157,000 and 6,285,000
at June 30, 2001 and December 31, 2000, respectively                   $1,706          $4,320
=============================================================================================

The Bank pays interest on these repurchase agreements at approximately 0.40% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $3,653,000 during the quarter ended June 30, 2001 and $3,960,000 during the year ended December 31, 2000 and the maximum amount outstanding at any month end during these periods was approximately $4,523,000 and 5,539,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

The Bank pays interest of London Interbank Offering Rate (LIBOR) plus ten basis points on the Federal Home Loan Bank (FHLB) borrowings. The rate reprices quarterly and matures in June 2003. The Bank can pay of the balance without penalty at any repricing date. The borrowing is secured by 1-4 family residential mortgage loans.


PROPERTY ACQUISITIONS:

The Company began in March 2001 to renovate an existing building to serve as a branch in Smyrna, Tennessee. The property is leased and opened for business in May 2001. The cost to renovate the existing building was approximately $50,000. During 1999, the Company began renovating the existing office premises and Bank building into one combined main office. The construction was significantly completed in April 2000. The cost of this renovation and construction and related furnishings was approximately $2,700,000. No other significant property acquisitions are planned for the next year.

PERSONNEL:

The Company increased the number of employees from fifty-one at December 31, 2000 to fifty-six at June 30, 2001.

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

None


ITEM 3. DEFAULT ON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held April 19, 2001.

(b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the selection of Rayburn, Betts and Bates, P.C. as independent auditors for the Company for 2001 was ratified. The following are the voting results on each of the matters:

(1) Election of the entire board of directors who are as follows:

                             Total Number of Shares Voting:

                            Shares                                                    Broker
                            Voting             For        Against      Withheld     Non-Votes
---------------------------------------------------------------------------------------------
Melvin R. Adams             637,414          637,214        100          100            0
Thomas E. Batey             637,414          637,214        100          100            0
Joyce Ewell                 637,414          637,214        100          100            0
J. Stanley Hooper           637,414          637,214        100          100            0
William E. Rowland          637,414          637,214        100          100            0
William R Sloan             637,414          637,214        100          100            0
Joseph M. Swanson           637,414          637,164        150          100            0
Olin O. Williams            637,414          637,214        100          100            0

(2) The election of Rayburn, Betts and Bates, P. C. as independent auditors for the Company was as follows:

                             Total Number of Shares Voting:

         Shares                                                       Broker
         Voting           For            Against       Withheld       Non-Votes
--------------------------------------------------------------------------------
        637,414         635,264             200          1,950         0


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    None

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


Date August 14, 2001


By /s/ William L. Webb
   -------------------
    (Signature) *
    William L. Webb,
    Principal Accounting Officer and Chief Financial Officer

-   Print the name and title of each signing officer under his or her signature.