Form 10QSB
period 2001-09-30
MURFREESBORO BANCORP INC
filed 2001-11-14
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the nine month period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 0-24161

                           MURFREESBORO BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Tennessee                                        62-1694317
-------------------------------                 --------------------------------
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

Common stock outstanding: 907,609 shares at November 12, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


                                    CONTENTS

                                                                           Page
                                                                          Number
Consolidated Balance Sheets .............................................       2

Consolidated Statements of Operations ...................................     3-4

Consolidated Statements of Cash Flows ...................................       5

Notes to Consolidated Financial Statements ..............................     6-7

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                       (Tabular amounts are in thousands)

         ASSETS
         ------                                                                   (Unaudited)
                                                                                  September 30,       December 31,
                                                                                      2001               2000
                                                                                  ------------        -----------
Cash and due from banks                                                           $      2,385        $      3,531
Federal funds sold                                                                       9,198               4,993
------------------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                      11,583               8,524
------------------------------------------------------------------------------------------------------------------
Securities available for sale                                                           11,305              14,091
Securities held to maturity                                                                 --               8,849
------------------------------------------------------------------------------------------------------------------
   Total investment securities                                                          11,305              22,940
------------------------------------------------------------------------------------------------------------------
Loans, less allowance for possible loan losses
   of $1,023,000 and $942,000, respectively                                             93,998              77,942
Premises and equipment, net                                                              5,073               5,050
Accrued interest receivable                                                                586                 862
Other assets                                                                             2,469               1,893
Deferred tax assets                                                                        319                 315
------------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $    125,333        $    117,526
==================================================================================================================
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                          $    105,595        $    100,090
Short-term borrowings                                                                    1,923               4,320
Accrued interest payable                                                                   598                 544
Accrued expenses and other liabilities                                                     897                 549
Federal Home Loan Bank advances                                                          4,000
                                                                                                                 -
Subordinated convertible capital debentures                                              3,000               3,000
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      116,013             108,503
------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                          --                  --
Common stock, $5.00 par value, 5,000,000 shares authorized
   and 907,609 shares issued and outstanding                                             4,538               4,538
Additional paid-in capital                                                               4,530               4,530
Retained  earnings (deficit)                                                               206                 (38)
------------------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                                         9,274               9,030
Accumulated other comprehensive income (loss)                                               46                  (7)
------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                            9,320               9,023
------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                     $    125,333        $    117,526
==================================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
           (Tabular amounts are in thousands except per share amounts)

                                                                                      2001               2000
Interest income:
   Interest and fees on loans                                                     $      5,755        $      4,805
   Interest on taxable investment securities                                               635               1,123
   Interest on federal funds sold                                                          185                 127
------------------------------------------------------------------------------------------------------------------
     Total interest income                                                               6,575               6,055
------------------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on negotiable order of withdrawal accounts                                     112                 182
   Interest on money market demand accounts                                                437                 364
   Interest on savings deposits                                                              8                   9
    Interest on time deposits less than $100,000                                         1,902               1,675
   Interest on certificates of deposit                                                   1,038               1,115
------------------------------------------------------------------------------------------------------------------
     Total interest expense on deposits                                                  3,497               3,345
    Interest on other borrowings                                                           102                 191
   Interest on subordinated convertible capital debentures                                 160                 194
------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                              3,759               3,730
------------------------------------------------------------------------------------------------------------------
Net interest income                                                                      2,816               2,325
Provision for possible loan losses                                                          90                 127
------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for possible loan losses                        2,726               2,198
------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges and insufficient fund charges on deposits                               346                 234
   Other fees and commissions                                                              182                  14
   Increase in cash surrender value of officers' life insurance                             64                  59
   Income from mortgage loan originations                                                  259                  --
    Other non-interest income                                                              218                  87
------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                           1,069                 394
------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                                        1,792               1,217
   Occupancy expenses, net                                                                 196                 130
   Furniture and equipment expense                                                         222                 162
   Other non-interest expense                                                            1,227                 913
------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                          3,437               2,422
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                 358                 170
Income tax expense                                                                         114                  51
------------------------------------------------------------------------------------------------------------------
                Net income                                                        $        244        $        119
==================================================================================================================
Earnings per share:
                Basic net income                                                  $       0.27        $       0.13
==================================================================================================================
                Diluted net income                                                $       0.26        $       0.13
==================================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
           (Tabular amounts are in thousands except per share amounts)

                                                                           2001              2000
Interest income:
  Interest and fees on loans                                            $    2,046        $    1,733
  Interest on taxable investment securities                                    161               366
  Interest on federal funds sold                                                60                77
----------------------------------------------------------------------------------------------------
    Total interest income                                                    2,267             2,176
----------------------------------------------------------------------------------------------------
Interest expense:
  Interest on negotiable order of withdrawal accounts                           32                59
  Interest on money market demand accounts                                     153               128
  Interest on savings deposits                                                   3                 4
  Interest on time deposits less than $100,000                                 576               624
  Interest on time deposits of $100,000 and greater                            309               426
----------------------------------------------------------------------------------------------------
    Total interest expense on deposits                                       1,073             1,241
  Interest on other borrowings                                                  39                68
  Interest on subordinated convertible capital debentures                       49                67
----------------------------------------------------------------------------------------------------
    Total interest expense                                                   1,161             1,376
----------------------------------------------------------------------------------------------------
Net interest income                                                          1,106               800
Provision for possible loan losses                                              38                34
----------------------------------------------------------------------------------------------------
    Net interest income after provision for possible loan losses             1,068               766
----------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges and insufficient fund charges on deposits                   114                93
   Other fees and commissions                                                   52                 4
   Increase in cash surrender value of officers' life insurance                 22                19
   Income from mortgage loan originations                                       92                --
   Other non-interest income                                                    66                35
----------------------------------------------------------------------------------------------------
    Total non-interest income                                                  346               151
----------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                              669               422
   Occupancy expenses, net                                                      70                54
   Furniture and equipment expense                                              82                65
   Other non-interest expense                                                  471               325
----------------------------------------------------------------------------------------------------
     Total non-interest expense                                              1,292               866
----------------------------------------------------------------------------------------------------
Income before income taxes                                                     122                51
Income tax expense                                                              37                20
----------------------------------------------------------------------------------------------------
               Net income                                               $       85        $       31
====================================================================================================
Earnings per share:
         Basic net income                                               $     0.09        $     0.03
====================================================================================================
         Diluted net income                                             $     0.09        $     0.03
====================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                       (Tabular amounts are in thousands)

                                                                               2001             2000
Operating activities:
   Net income                                                                $    244         $    119
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                    182              127
     Provision for depreciation, amortization and accretion, net                   90              177
     Stock dividend on FHLB stock                                                 (13)             (12)
     Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                        276              (67)
        Increase in cash surrender value of officers' life insurance              (64)             (59)
        Increase in deferred tax asset                                             (4)             (98)
        (Increase) decrease in other assets                                      (576)              22
        Increase in accrued interest payable                                       54              290
        Increase (decrease) in accrued expenses and other liabilities             348              (57)
------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                    537              442
------------------------------------------------------------------------------------------------------
Investing activities:
   Purchase of securities available for sale                                  (16,967)          (4,474)
   Maturities and calls of securities available for sale                       20,000            4,000
   Maturities and calls of securities held to maturity                          8,850               --
   Increase in loans, net                                                     (16,137)          (9,663)
   Additions to premises and equipment                                           (257)            (716)
   Outlays for other assets                                                       (75)              --
------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                       (4,586)         (10,853)
------------------------------------------------------------------------------------------------------
Financing activities:
   Net increase in deposits                                                     5,505           10,465
   Net increase (decrease) in short-term borrowings                            (2,397)             650
   Federal Home Loan Bank advances                                              4,000               --
------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                    7,108           11,115
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       3,059              704
Cash and cash equivalents at the beginning of the period                        8,524            5,274
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                           $ 11,583         $  5,978
======================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
        Interest                                                             $  3,705         $  3,440
        Income taxes                                                         $    250         $    150
======================================================================================================
Non-cash transactions:
        Change in unrealized gain on securities available for sale,
        net of taxes, of $55,000 and $42,000, respectively                   $     53         $     55
======================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the quarters and nine months ended September 30, 2001 and 2000, the changes in cash flows for the quarters and nine months ended September 30, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2001 and 2000, respectively.

                                                                                Tax       Net of
                                                                  Pre-Tax     Expense      Tax
                                                                  Amount     (Benefit)    Amount
                                                                 --------    --------    --------
                                                                        (In thousands)
         Nine months ended September 30, 2001

         Net unrealized gain on securities available for sale    $    108    $     55    $     53
         ----------------------------------------------------------------------------------------
         Other comprehensive income                              $    108    $     55    $     53
         ========================================================================================

         Nine months ended September 30, 2000

         Net unrealized gain on securities available for sale    $     97    $     42    $     55
         ----------------------------------------------------------------------------------------
         Other comprehensive income                              $     97    $     42    $     55
         ========================================================================================

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the quarters ended September 30, 2001 and 2000, respectively.

                                                                               Tax       Net of
                                                                  Pre-Tax     Expense     Tax
                                                                  Amount     (Benefit)   Amount
                                                                 --------    --------    -------
                                                                          (In thousands)
         Quarter ended September 30, 2001

         Net unrealized gain on securities available for sale    $     45    $     17    $     28
         ----------------------------------------------------------------------------------------
         Other comprehensive income                              $     45    $     17    $     28
         ========================================================================================
         Quarters ended September 30, 2000

         Net unrealized gain on securities available for sale    $     76    $     26    $     50
         ----------------------------------------------------------------------------------------
         Other comprehensive income                              $     76    $     26    $     50
         ========================================================================================

(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the nine months and quarters ended September 30, 2001 and 2000 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarters ended September 30, 2001 and 2000. The effect of dilutive common stock options was 17,800 shares for the nine months ended September 30, 2001 and 2000. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the nine months ended September 30, 2001 was $244,000 and the net income for the nine months ended September 30, 2000 was $119,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the nine months ended September 30, 2001 totaled $106,698,000 which represents 89.8% of average total assets. Earning assets totaled $115,230,000 at September 30, 2001. Average earning assets for the nine months ended September 30, 2000 totaled $98,617,000, which represented 91.4% of average total assets. Earning assets totaled $105,950,000 at September 30, 2000 and $106,537,000 at December 31, 2000.

Loan Portfolio. The Company's average loans for the nine months ended September 30, 2001 were $85,569,000 and for the nine months ended September 30, 2000 were $70,431,000. The balance in total loans at September 30, 2001 was $95,021,000, $78,884,000 at December 31, 2000, and $74,859,000 at September 30, 2000.

Investment Portfolio. The Company's investment securities portfolio averaged $15,605,000 for the nine months ended September 30, 2001 and $25,447,000 for the nine months ended September 30, 2000. The portfolio totaled $11,305,000 at September 30, 2001, $22,940,000 at December 31, 2000, and $26,831,000 at
September 30, 2000.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized cost. At September 30, 2001, there was unrealized gain of $96,000 in the "Available for Sale" portfolio and there was an unrealized loss of $98,000 at September 30, 2000. The average balance of securities "Available for Sale" during the nine months ended September 30, 2001 was $13,623,000 and the balance at September 30, 2001 was $11,305,000. The average balance of securities "Held to Maturity" during the nine months ended September 30, 2001 was $1,982,000 and there were no securities classified as "Held to Maturity" at September 30, 2001. The average balance of securities "Available for Sale" during the nine months ended September 30, 2000 was $16,593,000 and the balance at September 30, 2001 was $17,983,000. The average balance of securities "Available for Sale" during the quarter ended September 30, 2001 was $13,471,000 and $15,717,000 for the quarter ended September 30, 2000. The average balance of securities "Held to Maturity" during the nine months ended September 30, 2000 was $8,854,000 and the balance at September 30, 2000 was $8,848,000. The average balance of securities "Held to Maturity" during the quarter ended September 30, 2001 was $0 and $8,850,000 for the quarter ended September 30, 2000.

Deposits. The Company's average deposits were $101,613,000 for the nine months ended September 30, 2001. This included average non-interest-bearing deposits of $7,451,000, average certificates of deposit of $66,699,000, average saving deposits of $819,000 and average interest-bearing transaction accounts of $26,644,000. The Company's average deposits for the nine months ended September 30, 2000 were $90,887,000. This included average non-interest-bearing deposits of $5,751,000, average certificates of deposit of $62,830,000, average savings deposits of $605,000 and average interest-bearing transaction accounts of $26,330,000. Deposits totaled $105,595,000 at September 30, 2001, $100,090,000 at December 31, 2000, and $96,160,000 at September 30, 2000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) on September 29, 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. The minimum rate paid on the debentures is 6.5%

Capital Resources. Shareholders' equity totaled $9,320,000 at of September 30, 2001. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $206,000 and other comprehensive income in the form of an unrealized gain on securities available for sale (net of tax) of $46,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At September 30, 2001 and December 31, 2000, the Company had $5,000,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at September 30, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the nine months ended September 30, 2001 totaled $2,816,000. This was the result of interest income of $6,575,000 and interest expense of $3,759,000. Interest income produced by the loan portfolio totaled $5,755,000, interest income on investment securities totaled $635,000, and interest income on federal funds totaled $185,000. Interest expense included $2,940,000 of interest expense on certificates of deposit, interest expense of $557,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts and interest expense on other borrowings of $102,000 and interest expense on subordinated convertible capital debentures of $160,000.

Net interest income for the nine months ended September 30, 2000 totaled $2,325,000. This was the result of interest income of $6,055,000 and interest expense of $3,730,000. Interest income produced by the loan portfolio totaled $4,805,000, interest income on investment securities totaled $1,123,000 and interest income on federal funds totaled $127,000. Interest expense included $2,790,000 of interest expense on certificates of deposit, interest expense of $555,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts, interest expense on other borrowings of $191,000 and interest expense on subordinated convertible capital debentures of $194,000.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the nine months ended September 30, 2001 was 3.53%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.71% and the yield on earning assets was 8.24% for the nine months ended September 30, 2001. The net interest margin for the nine months ended September 30, 2000 was 3.15%. The net cost of funds for the nine months ended September 30, 2000 was 5.05% and the yield on earning assets was 8.20%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 2001 was 3.27% and for the nine months ended September 30, 2000 was 2.81%.

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

Management believes that the $1,023,000 at September 30, 2001 and $942,000 at December 31, 2000 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans past due ninety days or more or foreclosed real estate held for sale at September 30, 2001 or at December 31, 2000. Loans on non-accrual status at September 30, 2001 totaled $251,000 and $253,000 at December 31, 2000.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $1,069,000 for the nine months ended September 30, 2001. This included $346,000 from service charges on deposit accounts, other fees of $182,000, $64,000 from the increase in the cash surrender value of officer's life insurance and $218,000 of other non-interest income and $259,000 income from mortgage loan originations.

Non-interest income totaled $394,000 for the nine months ended September 30, 2000. This included $234,000 on service charges and insufficient fund charges on deposit accounts, $14,000 of other fees and commissions, $87,000 of other non-interest income, and $59,000 from the increase in the cash surrender value of the officer's life insurance.

Non-interest Expenses. Non-interest expense for the nine months ended September 30, 2001 totaled $3,437,000. Salaries and employee benefits for the nine months ended September 30, 2001 totaled $1,792,000. Occupancy expense for the nine months ended September 30, 2001 totaled $196,000 while furniture and equipment expense totaled $222,000. All other non-interest expenses totaled $1,227,000 for the nine months ended September 30, 2001. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the nine months ended September 30, 2000 totaled $2,422,000. Salaries and employee benefits for the nine months ended September 30, 2000 totaled $1,217,000. Occupancy expenses for the nine months ended September 30, 2000 totaled $130,000 while furniture and equipment expenses totaled $162,000. Other non-interest expenses totaled $913,000. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

For the nine months ended September 30, 2001, the Company incurred income tax expenses of $114,000 for an effective tax rate of 31.8%.

For the nine months ended September 30, 2000, the Company incurred income tax expenses of $51,000 for an effective tax rate of 30.0%.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended September 30, 2001 totaled $1,106,000. This was the result of interest income of $2,267,000 and interest expense of $1,161,000. Interest income produced by the loan portfolio totaled $2,046,000, interest income on investment securities totaled $161,000, and interest income on federal funds totaled $60,000. Interest expense included $885,000 of interest expense on certificates of deposit, interest expense of $188,000 on interest-bearing transaction accounts, savings accounts, and money market accounts, interest expense of $49,000 on subordinated convertible capital debentures and interest expense of $39,000 on other borrowings.

Net interest income for the quarter ended September 30, 2000 totaled $800,000. This was the result of interest income of $2,176,000 and interest expense of $1,376,000. Interest income produced by the loan portfolio totaled $1,733,000, interest income on investment securities totaled $366,000 and interest income on federal funds totaled $77,000. Interest expense included $1,050,000 of interest expense on certificates of deposit, interest expense of $191,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts, interest expense on other borrowings of $68,000 and interest on subordinated convertible capital debentures of $67,000.

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

The net interest margin for the quarter ended September 30, 2001 was 3.93%. The net cost of funds, defined as interest expense divided by average-earning assets, was 4.12% and the yield on earning assets was 8.05% for the quarter ended September 30, 2001. The net interest margin for the quarter ended September 30, 2000 was 3.12%. The net cost of funds for the quarter ended September 30, 2000 was 5.36% and the yield on earning assets was 8.48%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended September 30, 2001 was 3.64% and for the quarter ended September 30, 2000 was 2.80%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officers' life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $346,000 for the quarter ended September 30, 2001. This included $114,000 from service charges and insufficient fund charges on deposit accounts, other fees and commissions of $52,000, $22,000 the increase in cash surrender value of officers' life insurance, $66,000 of other non-interest income and $92,000 of income from mortgage loan originations.

Non-interest income totaled $151,000 for the quarter ended September 30, 2000. This included $93,000 on service charges and insufficient fund charges on deposit accounts, other fees and commissions of $4,000, $35,000 of other non-interest income, and $19,000 from the increase in the cash surrender value of the officers' life insurance.

Non-interest Expenses. Non-interest expense for the quarter ended September 30, 2001 totaled $1,292,000. Salaries and employee benefits for the quarter ended September 30, 2001 totaled $669,000. Occupancy expense for the quarter ended September 30, 2001 totaled $70,000 while furniture and equipment expense totaled $82,000. All other non-interest expenses totaled $471,000 for the quarter ended September 30, 2001. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended September 30, 2000 totaled $866,000. Salaries and employee benefits for the quarter ended September 30, 2000 totaled $422,000. Occupancy expenses for the quarter ended September 30, 2000 totaled $54,000 while furniture and equipment expenses totaled $65,000. Other non-interest expenses totaled $325,000.

For the quarter ended September 30, 2001, the Company incurred income tax expense of $37,000 for an effective tax rate of 30.3%.

For the quarter ended September 30, 2000, the Company incurred income tax expenses of $20,000 for an effective tax rate of 39.2%.

RETURN ON EQUITY AND ASSETS

Return on assets (annualized net income divided by average total assets) for the nine months ended September 30, 2001 was 0.27%. Return on assets for the nine months ended September 30, 2000 was 0.15%. Return on assets for the quarter ended September 30, 2001 was 0.27% while return on assets for the quarter ended September 30, 2000 was 0.11%.

Return on equity (annualized net income divided by average equity) for the nine months ended September 30, 2001 was 3.55%. Return on equity for the nine months ended September 30, 2000 was 1.82%. Return on equity for the quarter ended September 30, 2001 was 3.72% while return on equity for the quarter ended September 30, 2000 was 1.39%.

Equity to assets (average equity divided by average total assets) for the nine months ended September 30, 2001 was 7.72%. Equity to assets for the nine months ended September 30, 2000 was 8.14%. Equity to assets for the quarter ended September 30, 2001 was 7.44% while equity to assets for the quarter ended September 30, 2000 was 7.95%.

There were no dividends paid during the quarters or nine months ended September 30, 2001 or 2000, so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 2000 and certain other information:

                                                                        Interest         Average
                                                         Average         Income/         Yields/
                                                         Balance         Expense          Rates
                                                       ----------      ----------       --------
ASSETS:                                             (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                  $   70,431      $    4,805          9.11%
U.S. Treasury and other U.S. government agencies           25,447           1,123          5.90%
States and municipalities                                      --              --           N/A
Federal funds sold                                          2,739             127          6.21%
-----------------------------------------------------------------------------------------------
Total interest-earning assets/interest income              98,617           6,055          8.20%
-----------------------------------------------------------------------------------------------
Cash and due from banks                                     2,340
Other assets                                                7,812
Allowance for possible loan losses                           (874)
-----------------------------------------------------------------------------------------------
Total assets                                           $  107,895
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                   $   22,306             555          3.32%
Certificates of deposit                                    62,830           2,790          5.93%
Other borrowings                                            4,400             191          5.81%
Subordinated convertible capital debentures                 3,000             194          8.65%
-----------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense        92,536           3,730          5.39%
-----------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                        5,751
Other liabilities                                             823
Shareholders' equity                                        8,785
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $  107,895
===============================================================================================
Net interest earnings                                                  $    2,325
===============================================================================================
Net interest income on interest-earning assets                                             3.15%
===============================================================================================
Taxable equivalent adjustment:                                                N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 2001 and certain other information:

                                                                                        Interest           Average
                                                                     Average            Income/             Yields/
                                                                     Balance            Expense             Rates
                                                                   ----------          ----------         ----------
ASSETS:                                                            (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans                                                              $   85,569          $    5,755              8.99%
U.S. Treasury and other U.S. government agencies                       15,605                 635              5.44%
States and municipalities                                                  --                  --               N/A
Federal funds sold                                                      5,524                 185              4.47%
Interest bearing deposits with other financial institutions                --                  --               N/A
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                         106,698               6,575              8.24%
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                 4,807
Other assets                                                            8,332
Allowance for possible loan losses                                       (974)
-------------------------------------------------------------------------------------------------------------------
Total assets                                                       $  118,863
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand deposits and savings accounts                               $   27,463                 557              2.71%
Certificates of deposit                                                66,699               2,940              5.89%
Other borrowings                                                        3,968                 102              3.45%
Subordinated convertible capital debentures                             3,000                 160              7.11%
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense                   101,130               3,759              4.97%
-------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                    7,451
Other liabilities                                                       1,105
Shareholders' equity                                                    9,177
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $  118,863
===================================================================================================================
Net interest earnings                                                                  $    2,816
===================================================================================================================
Net interest income on interest-earning assets                                                                 3.53%
===================================================================================================================
Taxable equivalent adjustment:                                                                N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the nine month ended September 30, 2000 to the nine months ended September 30, 2001 (in thousands).

                                                                                               Increase
                                                              Increase       Increase         (Decrease)
                                                             (Decrease)     (Decrease)          Due to
                                               Increase        Due to         Due to           Rate and
                                              (Decrease)        Rate          Volume            Volume
-------------------------------------------------------------------------------------------------------
                      ASSETS
Interest-earning assets:

Interest bearing deposits with other banks    $       --     $       --     $       --         $       --
Federal funds sold                                    58            (35)           129                (36)
Investment securities                               (488)           (88)          (434)                34
Loans                                                950            (68)         1,033                (15)
---------------------------------------------------------------------------------------------------------
Total interest earning assets                        520           (191)           728                (17)
---------------------------------------------------------------------------------------------------------

                   LIABILITIES

Interest-bearing liabilities:

Demand deposits and savings accounts                   2           (102)           128                (24)
Certificates of deposits                             150            (21)           172                 (1)
Other borrowings                                     (89)           (78)           (19)                 8
Subordinated convertible
capital debentures                                   (34)           (34)            --                 --
---------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    29           (235)           281                (17)
---------------------------------------------------------------------------------------------------------

Total                                         $      491     $       44     $      447         $       --
=========================================================================================================

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

                                                                                     Interest       Average
                                                                     Average          Income/       Yields/
                                                                     Balance          Expense        Rates
-----------------------------------------------------------------------------------------------------------
ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans                                                               $  72,889          $1,733        9.46%
U.S. Treasury and other U.S. government agencies                       24,567             366        5.93%
States and municipalities                                                  --              --         N/A
Federal funds sold                                                      4,608              77        6.64%
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                         102,064           2,176        8.48%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                 2,434
Other assets                                                            8,193
Allowance for possible loan losses                                       (908)
-----------------------------------------------------------------------------------------------------------
Total assets                                                        $ 111,783
===========================================================================================================


Liabilities and shareholders' equity:

Interest-bearing liabilities:
Demand deposits and savings accounts                                $  22,095             191        3.40%
Certificates of deposit                                                66,623           1,050        6.27%
Other borrowings                                                        4,404              68        6.11%
Subordinated convertible capital debentures                             3,000              67        8.98%
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense                    96,122           1,376        5.68%
-----------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                    5,793
Other liabilities                                                         978
Shareholders' equity                                                    8,890
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $ 111,783
===========================================================================================================
Net interest earnings                                                                  $  800
===========================================================================================================
Net interest income on interest-earning assets                                                       3.12%
===========================================================================================================

Taxable equivalent adjustment:  N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 2001 and certain other information:

                                                                                     Interest       Average
                                                                     Average          Income/       Yields/
                                                                     Balance          Expense        Rates
-----------------------------------------------------------------------------------------------------------
ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                               $  92,832          $2,046        8.84%
U.S. Treasury and other U.S. government agencies                       13,471             161        4.79%
States and municipalities                                                  --              --         N/A
Federal funds sold                                                      6,689              60        3.55%
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets/interest income                         112,992           2,267        8.05%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                                                 2,983
Other assets                                                            8,152
Allowance for possible loan losses                                     (1,021)
-----------------------------------------------------------------------------------------------------------
Total assets                                                        $ 123,106
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                                $  30,392             188        2.45%
Certificates of deposit                                                66,327             885        5.37%
Other borrowings                                                        5,861              39        2.67%
Subordinated convertible capital income                                 3,000              49        6.57%
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense                   105,580           1,161        4.41%
-----------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                    7,712
Other liabilities                                                         637
Shareholders' equity                                                    9,177
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $ 123,106
===========================================================================================================
Net interest earnings                                                                  $1,106
===========================================================================================================
Net interest income on interest-earning assets                                                       3.93%
===========================================================================================================

Taxable equivalent adjustment:  N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended September 30, 2000 to the quarter ended September 30, 2001 (in thousands):

                                                                                                          Increase
                                                                           Increase       Increase       (Decrease)
                                                                          (Decrease)     (Decrease)        Due to
                                                           Increase         Due to         Due to         Rate and
                                                          (Decrease)         Rate          Volume          Volume
-------------------------------------------------------------------------------------------------------------------
                        ASSETS

Interest-earning assets:

Interest bearing deposits with other banks                  $  --           $  --           $  --           $ --
Federal funds sold                                            (17)            (36)             35            (16)
Investment securities                                        (205)            (73)           (165)            33
Loans                                                         313            (126)            474            (35)
-------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                              91            (235)            344            (18)
-------------------------------------------------------------------------------------------------------------------

                      LIABILITIES

Interest-bearing liabilities:

Demand deposits and savings accounts                           (3)            (54)             72            (21)
Certificates of deposits                                     (165)           (161)             (5)             1
Other borrowings                                              (29)            (39)             23            (13)
Subordinated convertible
      capital debentures                                      (18)            (18)             --             --
-------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                       (215)           (272)             90            (33)
-------------------------------------------------------------------------------------------------------------------

  Total                                                     $ 306           $  37           $ 254           $ 15
===================================================================================================================

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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at September 30, 2001 and December 31, 2000 (in thousands):

                                                                            September 30, 2001    December 31, 2000
-------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits with banks                                              $     --            $     --
Investment securities                                                               11,305              22,940
Federal funds sold                                                                   9,198               4,993
Loans:
Real estate                                                                         68,791              55,425
Commercial and other                                                                25,936              23,179
-------------------------------------------------------------------------------------------------------------------
Total loans                                                                         94,727              78,604
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets                                                           $115,230            $106,537
===================================================================================================================

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At September 30, 2001, approximately $11,305,000 of investment securities was classified as available for sale and at December 31, 2000, approximately $14,091,000 of investment securities was classified as available for sale. Approximately $96,000 of unrealized gain and $12,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of September 30, 2001 and December 31, 2000, respectively. There was $8,849,000 of securities December 31, 2000 classified as held to maturity, respectively. There were no securities classified as "Held to Maturity" at September 30, 2001.

At September 30, 2001, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at September 30, 2001 (in thousands):

                                                                                 Amortized           Estimated
                                                                                    Cost             Fair Value
---------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. Treasury                                                                     $     --            $     --
U.S. Government agencies                                                            10,547              10,643
States and political subdivisions                                                       --                  --
Other securities                                                                        --                  --
---------------------------------------------------------------------------------------------------------------
Total available for sale - debt securities                                          10,547              10,643
---------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                                                             346                 346
Federal Home Loan Bank stock                                                           316                 316
---------------------------------------------------------------------------------------------------------------
Total available for sale                                                            11,209              11,305
---------------------------------------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasury                                                                           --                  --
U.S. Government agencies                                                                --                  --
States and political subdivisions                                                       --                  --
Other securities                                                                        --                  --
---------------------------------------------------------------------------------------------------------------
Total held to maturity                                                                  --                  --
---------------------------------------------------------------------------------------------------------------

Total investment portfolio                                                        $ 11,209            $ 11,305
===============================================================================================================

At December 31, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2000 (in thousands):

                                                                                 Amortized           Estimated
                                                                                    Cost             Fair Value
---------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. Treasury                                                                     $     --            $     --
U.S. Government agencies                                                            13,482              13,470
States and political subdivisions                                                       --                  --
Other securities                                                                        --                  --
---------------------------------------------------------------------------------------------------------------
Total available for sale - debt securities                                          13,482              13,470
---------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                                                             346                 346
Federal Home Loan Bank stock                                                           262                 262
Other equity interest                                                                   13                  13
---------------------------------------------------------------------------------------------------------------
Total available for sale                                                            14,103              14,091
===============================================================================================================

HELD TO MATURITY:
U.S. Treasury                                                                           --                  --
U.S. Government agencies                                                             8,849               8,813
States and political subdivisions                                                       --                  --
Other securities                                                                        --                  --
---------------------------------------------------------------------------------------------------------------
Total held to maturity                                                               8,849               8,813
---------------------------------------------------------------------------------------------------------------

Total investment portfolio                                                        $ 22,952            $ 22,904
===============================================================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at September 30, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                                              Amortized      Estimated      Weighted
                                                                                 Cost        Fair Value   Average Yield
-----------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. Treasuries                                                                 $    --        $    --        $  --
U.S. Government agencies:
Due within 1 year                                                                 7,443          7,496         4.49%
Due after 1 year but within 5 years                                               3,104          3,147         4.00%
Due after 5 years but within 10 years                                                --             --          N/A
Due after 10 years                                                                   --             --          N/A
                                                                                -------        -------        -----
Total                                                                            10,547         10,643         4.35%
-----------------------------------------------------------------------------------------------------------------------
States and political subdivisions                                                    --             --          N/A
Other                                                                                --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total investments available for sale-debt                                        10,547         10,643         4.35%
-----------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasuries                                                                      --             --          N/A
U.S. Government agencies:
Due within 1 year                                                                    --             --          N/A
Due after 1 year but within 5 years                                                  --             --          N/A
Due after 5 years but within 10 years                                                --             --          N/A
Due after 10 years                                                                   --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
States and political subdivisions                                                    --             --          N/A
Other                                                                                --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total held to maturity                                                               --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total investment portfolio-debt securities                                      $10,547        $10,643         4.35%
=======================================================================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                                              Amortized      Estimated      Weighted
                                                                                 Cost        Fair Value   Average Yield
-----------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. Treasuries                                                                 $    --        $    --          N/A
U.S. Government agencies:
Due within 1 year                                                                 6,000          5,983         5.60%
Due after 1 year but within 5 years                                               7,482          7,487         6.36%
Due after 5 years but within 10 years                                                --             --          N/A
Due after 10 years                                                                   --             --          N/A
                                                                                                              -----
Total                                                                            13,482         13,470         6.02%
                                                                                                              -----
States and political subdivisions                                                    --             --          N/A
Other                                                                                --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total investments available for sale-debt securities                             13,482         13,470         6.02%
-----------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY:
U.S. Treasuries                                                                      --             --          N/A
U.S. Government agencies:
Due within 1 year                                                                    --             --          N/A
Due after 1 year but within 5 years                                               7,849          7,812         5.97%
Due after 5 years but within 10 years                                             1,000          1,001         6.31%
Due after 10 years                                                                   --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total                                                                             8,849          8,813         6.00%
-----------------------------------------------------------------------------------------------------------------------

States and political subdivisions                                                    --             --          N/A
Other                                                                                --             --          N/A
-----------------------------------------------------------------------------------------------------------------------
Total held to maturity                                                            8,849          8,813         6.00%
-----------------------------------------------------------------------------------------------------------------------
Total investment portfolio-debt securities                                      $22,331        $22,283         6.01%
=======================================================================================================================

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at September 30, 2001 (dollars in thousands).

                                                                                                     Percent of
                                                                                   Balance           Total Loans
----------------------------------------------------------------------------------------------------------------
Real estate loans:
Construction and land development                                                 $  9,874              10.4%
Secured by residential properties                                                   35,712              37.7%
Secured by commercial real estate                                                   23,205              24.5%
----------------------------------------------------------------------------------------------------------------
Total real estate loans                                                             68,791              72.6%
----------------------------------------------------------------------------------------------------------------
Commercial and industrial loans                                                      8,891               9.4%
Other consumer loans                                                                17,045              18.0%
----------------------------------------------------------------------------------------------------------------
Total loans                                                                         94,727             100.0%
Unamortized premiums and net deferred loan costs                                       294               N/A
Allowance for possible loan losses                                                  (1,023)              N/A
----------------------------------------------------------------------------------------------------------------
Net loans                                                                         $ 93,998               N/A
================================================================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 2000 (dollars in thousands).

                                                                                        Percent of
                                                                  Balance               Total Loans
---------------------------------------------------------------------------------------------------
Real estate loans:
Construction and land development                              $   8,140                   10.4%
Secured by residential properties                                 30,507                   38.8%
Secured by commercial real estate                                 16,778                   21.3%
---------------------------------------------------------------------------------------------------
Total real estate loans                                           55,425                   70.5%
---------------------------------------------------------------------------------------------------
Commercial and industrial loans                                    8,747                   11.1%
Other consumer loans                                              14,432                   18.4%
---------------------------------------------------------------------------------------------------
Total loans                                                       78,604                  100.0%
Unamortized premiums and net
   deferred loan costs                                               280                   N/A
Allowance for possible loan losses                                  (942)                  N/A
---------------------------------------------------------------------------------------------------
Net loans                                                        $77,942                   N/A
===================================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at September 30, 2001 (in thousands).

                                                                                 Maturity Range
                                                           ----------------------------------------------------------
                                                           One Year       One Through         Over
                                                            or Less        Five Years       Five Years         Total
---------------------------------------------------------------------------------------------------------------------
LOAN MATURITY:
Real estate construction loans                              $ 4,223          $ 5,650          $   --          $ 9,873
Real estate mortgage loans                                   17,032           39,635           2,251           58,918
Commercial and industrial loans                               7,083            1,808              --            8,891
All other loans                                               3,203            8,504           5,338           17,045
---------------------------------------------------------------------------------------------------------------------
Total loans                                                 $31,541          $55,597          $7,589          $94,727
=====================================================================================================================

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                                $10,212          $20,634          $7,589          $38,435
Floating or adjustable interest  rates                       21,329           34,963              --           56,292
---------------------------------------------------------------------------------------------------------------------
Total                                                       $31,541          $55,597          $7,589          $94,727
=====================================================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2000 (in thousands).

                                                                                 Maturity Range
                                                           ----------------------------------------------------------
                                                           One Year       One Through         Over
                                                            or Less        Five Years       Five Years         Total
---------------------------------------------------------------------------------------------------------------------
LOAN MATURITY:
Real estate construction loans                              $ 3,324          $ 4,816          $   --          $ 8,140
Real estate mortgage loans                                   16,220           29,540           1,525           47,285
Commercial and industrial loans                               7,214            1,398             135            8,747
All other loans                                               2,644            9,694           2,094           14,432
---------------------------------------------------------------------------------------------------------------------
Total loans                                                 $29,402          $45,448          $3,754          $78,604
=====================================================================================================================

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                                $ 3,304          $16,762          $3,581          $23,647
Floating or adjustable interest rates                        26,098           28,686             173           54,957
---------------------------------------------------------------------------------------------------------------------
Total                                                       $29,402          $45,448          $3,754          $78,604
=====================================================================================================================

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $1,023,000 as of September 30, 2001 or 1.08% of loans outstanding. The allowance for possible loan losses was $942,000 as of December 31, 2000, or 1.20% of loans outstanding. The provision for possible loan losses charged against earnings during the nine months ended September 30, 2001 was $90,000. Loans totaling $23,000 were charged-off (with recoveries made of $14,000) during the nine months ended September 30, 2001. The provision for possible loan losses charged against earnings during the year ended December 31, 2000 was $139,000. Loans totaling $16,000 were charged-off (with recoveries made of $2,000) during the year ended December 31, 2000.

No loans were past due 90 days or more and still accruing interest at September 30, 2001 or December 31, 2000. There were $251,000 of loans classified as non-accrual at September 30, 2001 and $253,000 of loans were classified as non-accrual at December 31, 2000. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at September 30, 2001 or at December 31, 2000.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at September 30, 2001 and December 31, 2000 (in thousands):

                                                                                September 30        December 31,
                                                                                    2001                2000
----------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                                        $  6,450            $  5,783
U. S. Government and states and political subdivisions                                  --                  --
Certified and official checks                                                          423                 358
----------------------------------------------------------------------------------------------------------------
Total non-interest-bearing deposits                                                  6,873               6,141
----------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                                                    29,002              24,653
Saving accounts                                                                        989                 768
Certificates of deposit, less than $100,000                                         43,980              43,729
Certificates of deposit, $100,000 or greater                                        24,751              24,799
----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                                     98,722              93,949
----------------------------------------------------------------------------------------------------------------
Total deposits                                                                    $105,595            $100,090
================================================================================================================

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the nine months ended September 30, 2001 and the year ended December 31, 2000 (dollars in thousands):

                                                              Nine Months Ended                   Year Ended
                                                              September 30, 2001              December 31,  2000
------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                               $  7,451           N/A           $ 5,844           N/A
Interest-bearing demand deposits                              26,644          2.76%           22,005          3.42%
Savings accounts                                                 819          1.26%              621          2.08%
Certificates of deposit                                       66,699          5.89%           64,419          6.08%
------------------------------------------------------------------------------------------------------------------
Total deposits                                              $101,613          4.98%          $92,889          5.38%
==================================================================================================================

At September 30, 2001, certificates of deposits greater than $100,000 aggregated approximately $24,751,000. The following table indicates, as of September 30, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                           3 Months        3 to 12          1 to 5             Over 5
                                                           or less          Months           Years              Years
----------------------------------------------------------------------------------------------------------------------
Certificates of deposit                                     $7,298          $13,964          $3,489                 --
======================================================================================================================

At December 31, 2000, certificates of deposits greater than $100,000 aggregated approximately $24,799,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                                           3 Months        3 to 12          1 to 5             Over 5
                                                           or less          Months           Years              Years
----------------------------------------------------------------------------------------------------------------------
Certificates of deposit                                     $7,902          $12,912          $3,985                 --
======================================================================================================================

LONG TERM DEBT

The Company has outstanding $3,000,000 of floating rate subordinated convertible capital debentures at September 30, 2001 and December 31, 2000. Such debentures earn interest at prime rate less 0.5% with a minimum rate paid being 6.5%. The debentures convert to one share of common stock for every $12.50 of debentures held.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 2000 was 77.6% and for the nine months ended September 30, 2001 was 84.2%.

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

The following table gives the various capital ratios and balances at September 30, 2001 and December 31, 2000 (dollars in thousands) for the Company:

                                                                            September 30, 2001   December 31, 2000
------------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier I capital:
Shareholders' equity                                                              $  9,316            $  9,030
Less investments in unconsolidated subsidiaries                                         --                  13
Less excess tax assets                                                                 319                 304
------------------------------------------------------------------------------------------------------------------
Total Tier I capital                                                                 8,997            $  8,713
------------------------------------------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                                                      3,000               3,000
Qualifying allowance for loan losses                                                 1,023                 942
------------------------------------------------------------------------------------------------------------------
Total Tier II capital                                                                4,023               3,942
------------------------------------------------------------------------------------------------------------------
Total capital                                                                     $ 13,020            $ 12,655
==================================================================================================================
Risk-adjusted assets                                                              $102,031            $ 86,189
==================================================================================================================
Quarterly average assets                                                          $122,687            $112,964
==================================================================================================================

RATIOS:
Tier I capital to risk-adjusted assets                                                 8.8%               10.1%
Tier II capital to risk-adjusted assets                                                3.9%                4.6%
Total capital to risk-adjusted assets                                                 12.7%               14.7%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles                                         7.3%                7.7%

The following table gives the various capital ratios and balances at September 30, 2001 and at December 31, 2000 (dollars in thousands) for the Bank:

                                                                            September 30, 2001   December 31, 2000
------------------------------------------------------------------------------------------------------------------
CAPITAL:
Tier I capital:
Shareholders' equity                                                              $ 12,050            $ 11,734
Less excess tax assets                                                                 319                 304
------------------------------------------------------------------------------------------------------------------
Total Tier I capital                                                                11,731              11,430
------------------------------------------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                                                         --                  --
Qualifying allowance for loan losses                                                 1,023                 942
------------------------------------------------------------------------------------------------------------------
Total Tier II capital                                                                1,023                 942
------------------------------------------------------------------------------------------------------------------
Total capital                                                                     $ 12,754            $ 12,372
==================================================================================================================
Risk-adjusted assets                                                              $104,596            $ 86,189
==================================================================================================================
Quarterly average assets                                                          $122,687            $112,964
==================================================================================================================

RATIOS:
Tier I capital to risk-adjusted assets                                                11.2%               13.3%
Tier II capital to risk-adjusted assets                                                1.0%                1.1%
Total capital to risk-adjusted assets                                                 12.2%               14.4%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles                                         9.6%               10.1%

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

--------------------------------------------------------------------------------------------------------
                                                 Total Risk-Based     Tier I Risk-Based      Leverage
                                                  Capital Ratio        Capital Ratio           Ratio
--------------------------------------------------------------------------------------------------------
Well-capitalized                                   10% or above          6% or above        5% or above
Adequately capitalized                             8% or above           4% or above        4% or above
Undercapitalized                                   Less than 8%          Less than 4%       Less than 4%
Significantly undercapitalized                     Less than 6%          Less than 3%       Less than 3%
Critically undercapitalized                            --                    --               2% or less

On September 30, 2001 and December 31, 2000, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

OTHER BORROWINGS:

Other borrowings at September 30, 2001 and December 31, 2000 is comprised of the following:

                                                                                 September 30,         Dec. 31,
                                                                                     2001                2000
---------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank borrowings                                                 $  4,000            $     --
Securities sold under agreement to repurchase                                        1,923               4,320
---------------------------------------------------------------------------------------------------------------
Total                                                                             $  5,923            $  4,320
===============================================================================================================

Detail of securities sold under repurchase agreements:

Securities underlying the repurchase agreements - obligations of U.S. Government agencies and corporations with amortized
cost of approximately $2,731,000 and $6,299,000 at September 30,
2001 and December 31, 2000, respectively, and
estimated fair values of $2,750,000 and 6,285,000
at September 30, 2001 and December 31, 2000, respectively                         $  5,539            $  4,320
==========================================================================================================

The Company pays interest on these repurchase agreements at approximately 1.00% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $4,400,000 during the nine months ended September 30, 2001 and $3,960,000 during the year ended December 31, 2000 and the maximum amount outstanding at any month end during these periods was approximately $4,523,000 and 5,539,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

The Company pays interest of London Interbank Offering Rate (LIBOR) plus ten basis points on the $4,000,000 of Federal Home Loan Bank borrowings. The rate reprices quarterly and matures in June 2003. The Bank can pay any or all of the amount borrowed without penalty at any repricing date. The borrowing is secured by 1-4 family residential mortgage loans.

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

PERSONNEL:

The Company increased the number of employees from fifty-one at December 31, 2000 to sixty at September 30, 2001. The Company anticipates increasing the number of employees during 2001 to approximately sixty-two employees to service the anticipated loan and deposit growth and related support services during the next twelve months.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Charter -- incorporated by reference to Form 10SB filed April 30, 1998

      By Laws -- incorporated by reference to Form 10SB filed April 30, 1998

      Instruments referring to Rights of Security Holders including Debentures -- incorporated by reference to Form 10SB filed April 30, 1998 and Form 8A filed May 2, 2000

      Material Contracts -- Incorporated by reference to Form 10SB filed April 30, 1998 and Form 10-KSB filed March 31, 1999

      Statement re: Computation of per share earnings -- Incorporated by reference to note 1 of the consolidated financial statements as of December 31, 2001 in Form 10-KSB filed April 2, 2001

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date November 12, 2001

By  /s/ William L. Webb
  ---------------------------------
    (Signature) *
    William L. Webb,
    Principal Accounting Officer and Chief Financial Officer

-   Print the name and title of each signing officer under his or her signature.