Form 10KSB
period 2001-12-31
MURFREESBORO BANCORP INC
filed 2002-04-01
CIK 1060303

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______.

     Commission File number 0-20402
                            -------

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
        Tennessee                                        62-1694317
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

615 Memorial Boulevard, Murfreesboro, Tennessee             37129
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:    (615) 890-1111
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, $5.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K. [ ]

     Aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2002 was: $9,047,781.

     Number of shares of Common Stock outstanding as of March 15, 2002: 907,609.

Issuer's revenues for its most recent fiscal year were $10,383,000.

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

                              BUSINESS OF THE BANK

GENERAL

The Bank is an independent and locally oriented bank headquartered in Murfreesboro, Rutherford County, Tennessee. The Company believes that the existing and future banking market in Murfreesboro/Rutherford County presents an excellent opportunity for a new locally oriented bank for several reasons: (i) the sale of community banks to out-of-county bank holding companies, (ii) a locally oriented and managed institution can better assess the commercial banking needs of local businesses and more timely respond to the needs of customers, and (iii) the strength of the Murfreesboro/Rutherford County economy can provide a solid foundation for growth of local financial institutions. The Bank provides a full range of banking and related financial services with a focus on service to local individual customers and small businesses.

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

The Bank has several subsidiaries. These include Bank M Insurance Group, Inc. ("BIG"), Bank M Mortgage Group, Inc. ("BMG"), Bank M Investment Center, Inc. ("BIC"), HometownWorld, Inc. ("HTW") and Bank M ("BM"). All of these are wholly-owned subsidiaries of the Bank. BIG offers insurance products, principally to the Bank of for loans originated by the Bank or its subsidiaries. BMG processes mortgage loans originated by its subsidiaries for sale in the secondary market. BIC, HTW and BM currently have no employees and had minimal activity during 2001.

In March 2001 the Bank transferred its 50% ownership in BMT to BMG. In addition, BMG acquired the remaining 50% ownership, of BMT in June 2001. BMG owned 51% of two limited liability companies which originate mortgage loans for sale in the secondary market - Realty Financial Group, LLC ("RFS") and Woodmont Financial Services Group, LLC ("WFS"). RFS was opened in October of 2000 and the ownership was transferred to BMG in March 2001. In April 2001 BMG sold 49% of its ownership to a group of investors. WFS was opened in February 2001 and ownership transferred to BMG in March 2001. In October 2001, BMG sold 49% ownership to a limited liability company.

On February 1, 2002 BMG sold its 51% ownership in RFS and 51% ownership in WFS to another unrelated entity.

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

The major asset with which to accomplish the Bank's mission are the employees. Without dedicated and responsible employees, it would be impossible for the Bank to be a responsible citizen of the community or to render high quality customer service. A mission of the Bank, therefore, is to be a responsible employer. All Bank employees will be treated with dignity and respect. All will be given equal opportunity regardless of race, sex, age, or physical disability.

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

It is the intent of the Bank to concentrate on the Murfreesboro/Rutherford County market and to search for avenues to provide banking services at the least possible cost. Full service brick and mortar branches carry the cost burden of the opportunity cost on the investment, depreciation on the building and equipment, and personnel cost. Instead of adding numerous branch locations, the Bank has searched for ways to provide a network to deliver service throughout the community by the use of Automated Teller Machines ("ATM's"), credit cards, debit cards, home banking and the use of other future electronic vehicles (including the internet.) A new limited service branch opened in March 2000 to provide services to another area of Murfreesboro and a full-service branch was opened in Smyrna in May 2001 to provide service to the north part of Rutherford County. It is the objective to provide personal hometown banking by having bankers that know the market and are sensitive to the financial needs of the customer. Management selected computer services that allow the Bank to provide the state of the art electronic products. It is the Bank's objective to maintain a competitive advantage through cost control and by avoiding the costs associated with an extensive brick and mortar branch system.

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

Consumer Banking The Bank offers a broad range of financial services designed to meet the credit, thrift, and transaction needs of the general consumer market place. These services include traditional demand and time deposit accounts, safe deposit facilities, automated teller facilities, credit card services, traveler's checks, and consumer loans including mortgage loans.

Trust Services The Bank has trust powers and has exercised the powers, but is not engaged in the trust business at this time.

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

In Rutherford County, there are 10 commercial banks, with at least 43 offices actively engaged in banking activities, including 8 major statewide financial institutions. In addition, there are 2 savings and loan association with 9 locations and numerous credit unions, finance companies, and other financial service providers. Total deposits held by banks and savings and loan associations in Rutherford County as of June 30, 2001 were over $1.57 billion. Of these deposits, banks held approximately 81% and savings and loans held approximately 19%. The Bank held approximately 6% of these deposits. Of the deposits held by banks, the Bank held approximately 7%.

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

EMPLOYEES

The Bank had a staff of approximately fifty-nine full-time employees, seven part-time employees and one temporary employee at December 31, 2001. The Bank had a staff of approximately forty-seven full-time employees, five part-time employees and one temporary employee at December 31, 2000. The Bank offers a typical health and disability insurance plan to its employees. Beginning January 1, 1998, the Bank instituted a 401(k) employee benefit plan.

POLICIES AND PROCEDURES

The Board of Directors of the Bank established a statement of lending policies and procedures, or loan policy, to be used by loan officers of the Bank when making loans. The loan policy incorporates general lending principles and then more specific principles/policies relating to specific departments within the Bank's lending framework. The loan policy defines the trade area as the Rutherford County market and surrounding counties, and any loan made outside such area will require approval of the Bank's loan committee. The Bank's goal is to achieve a loan to deposit ratio of 85%-90% and a specific breakdown of the targeted types of loans are included in the loan policy. Lending limits of specific officers and the loan committee are included.

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

Rutherford County is the geographic center of Tennessee, located Southeast of Nashville on the major interstate (I-24) corridor between Nashville and Chattanooga. It is also connected to I-40 via I-840. Chief topographic features are the Stones River and J. Percy Priest Lake. Rutherford County encompasses 612 square miles and the average elevation is 619 feet above sea level. Rutherford County is part of the eight county Nashville-Davidson Metropolitan Statistical Area (MSA) which has an estimated population of 1,231,311 based upon the 2000 census. Rutherford County's population of 182,023 is second only to Davidson County (569,891). Other counties in the MSA include Sumner (130,849), Williamson (126,638), Wilson (88,809), Robertson (54,433), Dickson (43,156) and Cheatham
(35,912.) Rutherford County grew 53.5% in population during the previous decade and was the second fastest growing county in the state behind Williamson County. The Nashville-Davidson MSA is the largest in Tennessee, the thirty-ninth largest MSA in the country and the eighteenth fastest growing of the one hundred largest MSA's in the country. Rutherford County is the fifth most populous of Tennessee's ninety-five counties and Murfreesboro is the sixth most populous city in the state. Tourism provides an economic boost to the area. Most of the tourism centers around Nashville, but Rutherford County receives a benefit. A super speedway racetrack was built north of Murfreesboro in Wilson County near the Rutherford County line. The track will offer NASCAR racing and will bring additional tourists to the area. Nashville is also home to Adelphia Coliseum which hosts the National Football League Tennessee Titans. In addition,

Gaylord Entertainment Center which is located in Nashville, hosts the National Hockey League Nashville Predators as well as numerous sporting events and entertainment events.

Rutherford County is easily associated as a "bedroom" community for Nashville because of its natural proximity, but this term is less and less accurate as more and more people, companies, and diversified employment/career opportunities take root in our area for local employment, educational and shopping interests, resulting in less medium-haul commuting.

Nashville International Airport is located less than thirty miles from Murfreesboro and offers connections to cities around the country. Seven major airlines and eight regional and commuter airlines offer an average of almost two hundred flights a day to fifty-one cities in North America including non-stop flights to the twenty largest metropolitan areas in the country. About eight million passengers use Nashville International Airport annually.

There are four incorporated municipalities in the County which are Murfreesboro, Smyrna, LaVergne, and Eagleville. The cities of LaVergne, Smyrna and Murfreesboro represent the fastest growing, fourth fastest growing, and fifth fastest growing cities with a population of 15,000 or more in Tennessee. Many other smaller communities are unincorporated but still rural centers for residential and agricultural life. Rutherford County has a population of 182,023 at April 1, 2000 according to the United States Census Bureau. The rate of growth (54% population increase since 1990) indicates the area is one of the fastest growing centers in Tennessee and the Southeastern United States.

Official population figures for the area are as follows:


                                                     US Census          US Census          Percent
                                                         1990             2000            Increase
                                                         ----             ----            --------
Murfreesboro                                            44,922            68,285           53.19%
Smyrna                                                  13,647            25,569           87.36%
LaVergne                                                 7,499            18,689          149.19%
Eagleville                                                 462               464            0.43%
-------------------------------------------------------------------------------------------------
Incorporated areas                                      66,530           113,005           69.86%
Unincorporated areas                                    52,040            69,018           32.62%
-------------------------------------------------------------------------------------------------
RUTHERFORD COUNTY                                      118,570           182,023           53.52%
=================================================================================================

Murfreesboro and Smyrna both have a substantial downtown area and several shopping centers, which provide a variety of commercial establishments for shopping convenience. Specialty shops offer unique buying opportunities. LaVergne has the county's largest industrial park, which functions in part as one of the largest distribution centers in the Southeastern United States. Dell Computer Corporation has built a large computer manufacturing and distribution center near Nashville International Airport. It is expected to employ up to 3,000. Currently Dell employs 1,800 in Nashville and 450 at a facility in nearby Lebanon.

According to the Tennessee Department of Economic and Community Development the largest manufacturing employers in Rutherford County include:


         FIRM                                        PRODUCT/SERVICE                         TOTAL EMPLOYMENT

Nissan Motor Manufacturing Corp., USA            Small car and truck manufacturing                    6,070
Ingram Book Company                              Books, audiotapes and magazines                      2,800
Whirlpool Corporation                            Refrigerators and room air conditioners              2,000
Bridgestone/Firestone, Inc.                      Bus, truck, light truck and passenger car tires      1,850
Perrigo of Tennessee                             Plastic bottles and personal care products           1,000
Caradon Better-Bilt                              Aluminum storm doors and windows                       850
Waldenbooks/Borders Books, Inc.                  Books                                                  721
Square D Company                                 Large electrical switch gears                          720
Pillsbury Company                                Food products                                          700

According to the Tennessee Department of Economic and Community Development the largest non-manufacturing employers in Rutherford County include:

         FIRM                                        PRODUCT/SERVICE                         TOTAL EMPLOYMENT

Rutherford County Government                     Government                                          2,657
Middle Tennessee State University                University                                          1,650
City of Murfreesboro                             Municipality                                        1,268
Alvin C. York V.A. Medical Center                Hospital                                            1,260
Middle Tennessee Medical Center                  Hospital                                            1,100
State Farm Insurance Companies                   Insurance                                             954
National HealthCare Corporation                  Health care                                           800

Based upon information provided by the Tennessee Department of Economic and Community Development, Rutherford County has experienced prosperous economic growth in recent years. The labor force has increased 13.5% from 1996 to 2000 to a level of 98,190. Manufacturing accounts for 38.4% of the total wages in the county followed by services (19.3%), trade (15.5%) and government (14.5%). The remaining categories include construction (4.0%), transportation, communication and public utilities (3.9%), finance, insurance and real estate (3.9%) and agriculture (0.4%). Per capita income rose 18.6% from 1995 to 1999 and ranks as the eight highest of Tennessee's ninety-five counties. Total wages and salaries rose during this same period to $2.5 billion, this ranked sixth highest in Tennessee. Retail sales increased 43.3% to a level of $1.8 billion from 1996 to 2000. The unemployment rate for Rutherford County was 3.3% for December 2001 compared to 3.2% for the Nashville MSA, 4.9% for Tennessee and a national average of 5.8%.

Middle Tennessee State University ("MTSU"), established in 1911, has a significant impact on the community in the Rutherford County area. With an enrollment of more than 20,000 in the fall of 2001, MTSU offers 143 degree programs in six undergraduate colleges and a graduate college. In addition, MTSU employs approximately 750 faculty members and a staff of approximately 1,200. The college offers bachelor, master, specialist and doctoral degrees. It is the fastest growing and third largest university in Tennessee. MTSU is the site for many academic, cultural, sporting, and entertainment events. MTSU's Murphy Center is a popular venue for super star entertainment as well as college and high school sporting events. Its athletic teams compete on the Division I level in the National Collegiate Athletic Association. It also hosts most of the state championships for the various high school sports played in Tennessee.

Middle Tennessee Medical Center ("MTMC") offers health care to residents of Rutherford County as well as residents of ten area counties. It is licensed for 288 beds and is affiliated with Baptist Hospital and St. Thomas Hospital, of Nashville. MTMC has approximately two hundred physicians on staff.

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

A bank holding company is required to file with the Federal Reserve Bank of Atlanta ("FRB") annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be proper incident thereto.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and Bank is unclear at this time.

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

The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provided the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the company.

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

TENNESSEE BANKING ACT; FEDERAL DEPOSIT INSURANCE ACT

The Bank was incorporated under the banking laws of the State of Tennessee and, as such, is subject to the applicable provisions of those laws. The Bank is subject to the supervision of the TDFI and to regular examination by that department. The Bank's deposits are insured by the FDIC through the Bank Insurance Fund ("BIF"), and it is, therefore, subject to the provisions of the Federal Deposit Insurance Act and to examination by the FRB.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA. (See 12 U.S.C. ss. 1811, et seq.).

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

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

The Federal Deposit Insurance corporation Improvement Act of 1991 ("FDICIA") which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements. (See CAPITAL REQUIREMENTS for specifics). In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

FDIC INSURANCE PREMIUMS

The Bank is required to pay quarterly FDIC deposit insurance assessments to the BIF. As required by FDICIA, the FDIC adopted a risk-based premium schedule that increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially ranged from $.23 to $.31 for every $100 of deposits. Based upon certain requirements of FDICIA, effective January 1, 1994, an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Currently the assessment rate schedule for BIF members currently range from no assessment to $.27 for every $100 of deposits. Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Congress passed the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). The thrift industry paid a one-time assessment of $4.5 billion to capitalize the SAIF, and banks bear part of the cost of the Financing Corporation ("FICO") bonds sold from 1987-89 in an effort to shore up the former Federal Savings and Loan Insurance Corporation. BIF-member institutions, such as the Bank, paid one-fifth the rate paid by SAIF members for the first three years. After January 1, 2000, BIF and SAIF members share the FICO payments on a pro-rata basis.

DIVIDENDS

The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor Bank are currently subject to any regulatory restrictions on its dividends.

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

Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of such asset and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch of facility.

INSIDER CREDIT TRANSACTIONS

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent that those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

SECURITIES REGISTRATION AND REPORTING

The common stock of the Company is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company's filings may be obtained at the SEC website (http://www.sec.gov).

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns a three story commercial buildings in Murfreesboro, Tennessee located at 615 Memorial Boulevard. The building is located on approximately 2.5 acres of land. The building contains approximately 20,448 square feet of office space. Part of the building was constructed in 1976. The main portion was completed in 2000. The property also contains approximately 1.5 acres of paved parking lot.

During 1998 the Company developed plans to renovate the existing building at 607 Memorial Boulevard into one main office with construction beginning in March 1999. As of December 31, 1999, approximately $2,007,000 had been expended on construction, architectural and engineering services. The original amount of the contract was $2,059,000 and, with change orders included, the final cost was $2,342,000. The building was completed in April 2000 and the existing building located at 615 Memorial Boulevard was demolished to provide additional parking for the Bank. An estimated $530,000 was expended for equipment, furniture and furnishings.

In 1999 the Company purchased a 6,500 square foot commercial building and lot at 1480 South Church Street. This was converted into a limited service branch to provide banking services to customers in another area of Murfreesboro. A contract to renovate the building for approximately $169,000 was entered into by the Company. Final cost of the contract was approximately $178,000. Renovation was completed and the branch opened in March 2000 and the Company is occupying approximately 1,700 square feet of the facility. The Company sold the branch building to a director on April 6, 2000 for $425,000 which approximated the Bank's recorded value in the building. No gain or loss was recorded on the sale. Additional leasehold improvements of approximately $24,000 were added to the building. The Bank entered into a lease with an initial five year term with three additional five year renewal option periods. The lease requires monthly payments of $1,445 during the first year with subsequent year's payments adjusted for the change in the consumer price index.

During 2001 the Company opened a limited service branch in Smyrna in northwest Rutherford County. The Company leases the building under an operating lease for a two year period with five successive two year renewal options. The lease requires monthly payments of $1,800. The Company expended approximately $80,000 for leasehold improvements to convert the building to become a facility suitable for banking.

The Company has automated teller machines ("ATM") located at all three bank locations. In addition, the Company has an ATM located on land it owns on the public square. The Company also owns an ATM in a shopping center and pays monthly lease payments of $300. The Company has a contract with Nationwide Money Services ("NMS") to provide ATM's in retail establishments. All of the machines are owned by NMS and the Company is responsible for servicing the ATM's. Seven of the ATM's are located in a national food chain and the Company pays no rent. Nine of the ATM's are located in retail establishments and the Company pays rent based upon a percent of the transactions at each ATM.

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

ITEM 3 - LEGAL PROCEEDINGS

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, Bank and subsidiaries, such as claims to enforce liens, proceedings on properties in which the Company holds security interests, claims involving the origination, servicing and denials of real property loans and other loans and other issues incident to the business of the Company, Bank and subsidiaries. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or result of operations of the Company. Management is also unaware of any potential legal proceedings that may arise in the future.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of 2001.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The common stock of Murfreesboro Bancorp, Inc is not listed on a stock exchange and no broker makes a market in the shares. The number of shareholders at December 31, 2001 was 2,396. Holders of the Company's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. The Board of Directors does not anticipate paying cash dividends in the near future. Dividends will be affected by other factors including applicable government regulations and policies. See Note 13 to the Consolidated Financial Statements for restrictions of dividends. The following table shows the quarterly range of high and low sale prices for the Company's common stock during 2001 and 2000. The sale prices do not necessarily represent all trading transactions for the periods.

                                    2001                      2000
                                    ----                      ----
                              High        Low          High         Low
First Quarter                 $12.50      $12.50       $13.50       $13.50
Second Quarter                $12.50      $12.50       $13.50       $12.50
Third Quarter                 $12.50      $12.50       $12.50       $12.50
Fourth Quarter                $12.50      $12.50       $12.50       $12.50

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

         SUMMARY

         Net income for the year ended December 31, 2001 was $314,000 and the net income for the year ended December 31, 2000 was $215,000.

         FINANCIAL CONDITION

         Earning Assets. Average earning assets for the year ended December 31, 2001 totaled $109,437,000, which represented 90.3% of average total assets. Earning assets totaled $119,209,000 at December 31, 2001. Average earning assets for the year ended December 31, 2000 totaled $100,570,000, which represented 91.5% of average total assets. Earning assets totaled $106,537,000 at December 31, 2000.

         Loan Portfolio. The Company's average loans for the year ended December 31, 2001 were $88,169,000 and for the year ended December 31, 2000 were $72,040,000. The balance in total loans at December 31, 2001 was $97,225,000 and $78,604,000 at December 31, 2000.

         Investment Portfolio. The Company's investment securities portfolio averaged $14,890,000 for the year ended December 31, 2001 and $25,275,000 for the year ended December 31, 2000. The portfolio totaled $20,309,000 at December 31, 2001 and $22,940,000 at December 31, 2000.

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

         At December 31, 2001, unrealized gains in the "Available for Sale" portfolio amounted to $47,000 and there was an unrealized loss of $12,000 at December 31, 2000.

         The average balance of securities "Available for Sale" during the year ended December 31, 2001 was $13,408,000 and the balance at December 31, 2001 was $20,309,000. The average balance of securities "Available for Sale" during the year ended December 31, 2000 was $16,423,000 and the balance at December 31, 2000 was $14,091,000.

         The average balance of securities "Held to Maturity" during the year ended December 31, 2001 was $1,482,000 and no balance at December 31, 2001. The average balance of securities "Held to Maturity" during the year ended December 31, 2000 was $8,852,000 and the balance at December 31, 2000 was $8,849,000.

         Deposits. The Company's average deposits for the year ended December 31, 2001 were $102,951,000. This included average non-interest-bearing deposits of $7,350,000, average certificates of deposit of $67,370,000, average savings deposits of $861,000 and average interest-bearing transaction accounts of $27,370,000. The Company's average deposits were $92,889,000 for the year ended December 31, 2000. This included average non-interest-bearing deposits of $5,844,000, average certificates of deposit of $64,419,000, average saving deposits of $621,000 and average interest-bearing transaction accounts of $22,005,000. Deposits at December 31, 2001 were $111,017,000 and
         $100,090,000 at December 31, 2000.

         Capital Resources. Shareholders' equity totaled $9,374,000 at December 31, 2001. This included $9,068,000 of common stock and additional paid in capital plus retained earnings of $276,000 and other comprehensive income in the form of an unrealized gain on securities available for sale of $30,000, which is net of tax effect of $22,000. Shareholders' equity totaled $9,023,000 at of December 31, 2000. This included $9,068,000 of common stock and additional paid-in-capital less a deficit of $38,000 and other comprehensive loss of unrealized loss on securities available for sale of $7,000, which is net of tax effect of $5,000.

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

         The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At December 31, 2001, the Company had $3,500,000 of federal funds purchase lines available at two correspondent banks. At December 31, 2000, the Company had $5,000,000 of federal funds lines available at three correspondent banks. None of these lines were drawn at December 31, 2001 and 2000.

         At December 31, 2001 the Bank had a $6,865,000 secured line of credit with a regional bank. This line was not drawn. Investment securities with a par value of $7,500,000 were pledged toward this line of credit.

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

         Net interest income for the year ended December 31, 2001 totaled $3,913,000. This was the result of interest income of $8,712,000 and interest expense of $4,799,000. Interest income produced by the loan portfolio totaled $7,714,000, interest income on investment securities totaled $768,000 and interest income on federal funds totaled $230,000. Interest expense included $3,840,000 of interest expense on certificates of deposit, interest expense of $583,000 on interest-bearing transaction accounts, interest expense of $92,000 on money market demand accounts, interest expense on savings accounts of

         $10,000, interest expense on short-term borrowings of $75,000 and interest expense on subordinated convertible capital debentures of $199,000.

         Net interest income for the year ended December 31, 2000 totaled $3,101,000. This was the result of interest income of $8,293,000 and interest expense of $5,192,000. Interest income produced by the loan portfolio totaled $6,576,000, interest income on investment securities totaled $1,507,000, and interest income on federal funds totaled $210,000. Interest expense included $3,915,000 of interest expense on certificates of deposit, interest expense of $661,000 on interest-bearing transaction accounts, interest expense of $90,000 on money market demand accounts, interest expense on savings accounts of $13,000 and interest expense of $250,000 on short-term borrowings and interest expense on subordinated convertible capital debentures of $263,000.

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

         The net interest margin for the year ended December 31, 2001 was 3.58%. The net cost of funds, defined as interest expense divided by average-earning assets, for the year ended December 31, 2001 was 4.39% and the yield on earning assets was 7.96%. The net interest margin for the year ended December 31, 2000 was 3.08%. The net cost of funds was 5.16% for 2000. The yield on earning assets was 8.25% for 2000.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the year ended December 31, 2001 was 3.30% and for the year ended December 31, 2000 was 2.75%.

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

         Management believes that the $1,000,000 at December 31, 2001 and $942,000 at December 31, 2000 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

         Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless there is reason to believe the collection of principal and interest is fairly certain. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis. Loans on non-accrual status at December 31, 2001 totaled $59,000. The Company had no impaired loans, loans past due ninety days or more and still accruing interest or foreclosed real estate held for sale at December 31, 2001 and 2000.

         Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Non-interest income totaled $1,671,000 for the year ended December 31, 2001. This included $756,000 from service charges on deposit accounts, other fees of $86,000, mortgage loan origination fees of $543,000, brokerage fees of $133,000 and $153,000 of other non-interest income which included a $86,000 increase in the cash surrender value of officers life insurance. There were no gains or losses on securities during 2001.

         Total non-interest income totaled $700,000 for the year ended December 31, 2000. This included $352,000 from service charges on deposit accounts, other fees of $126,000, brokerage fees of $83,000, mortgage loan origination fees of $25,000 and $114,000 of other non-interest income which included an $86,000 increase in the cash surrender value of officers life insurance. There were no gains or losses on securities during 2000.

         Non-interest Expenses. Non-interest expense for the year ended December 31, 2001 totaled $5,006,000. Salaries and employee benefits for the year ended December 31, 2001 totaled $2,639,000. Occupancy expenses for the year ended December 31, 2001 totaled $278,000 while furniture and equipment expenses totaled $310,000. Other non-interest expenses totaled $1,779,000. Other non-interest expenses include supplies and printing, data processing, advertising, telephone, postage and professional fees.

         Non-interest expense for the year ended December 31, 2000 totaled $3,353,000. Salaries and employee benefits for the year ended December 31, 2000 totaled $1,681,000. Occupancy expenses for the year ended December 31, 2000 totaled $187,000 while furniture and equipment expenses totaled $234,000. All other non-interest expenses totaled $1,251,000 for the year ended December 31, 2000.

         Income Taxes. For the year ended December 31, 2001, the Company's income tax expense was $141,000, or 31.0% of income before taxes. For the year ended December 31, 2000, he Company's income tax expense was $94,000, or 30.4% of income before taxes. During 2000, the Company fully utilized net operating losses from previous years to reduce current federal and state taxable income.

         RETURN ON EQUITY AND ASSETS

         Return on assets (net income divided by average total assets) for the year ended December 31, 2001 was 0.26%. Return on equity (net income divided by average equity) for the year ended December 31, 2001 was 3.39%. Equity to assets (average equity divided by average total assets) for the year ended December 31, 2001 was 7.64%. There were no dividends paid during the year ended December 31, 2001, so no dividend payout ratio is presented. Return on assets for the year ended December 31, 2000 was 0.20%. Return on equity for the year ended December 31, 2000 was 2.43%. Equity to assets for the year ended December 31, 2000 was 8.05%. There were no dividends paid during the year ended December 31, 2000, so no dividend payout ratio is presented.

         EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity. Mortgage originations and refinancing's tend to slow as interest rates increase and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

         PROPERTY ACQUISITIONS:

         During 1999, the Company began renovating its existing office premises and Bank building into one combined main office. The cost of this renovation and construction and related furnishings was approximately $2,700,000 and was completed in April 2000. An additional outlay of $202,000 was expended for the addition of a branch that opened in March 2000. No other significant property acquisitions are planned for the next year.

         PERSONNEL

         The Company increased the number of employees from the level of fifty-one at December 31, 2000 to sixty-six at December 31, 2001. The Company anticipates increasing the number of employees during 2002 to approximately seventy employees as additional staff may be required to service the anticipated loan and deposit growth and related support services during the next twelve months.

         RESEARCH AND DEVELOPMENT

         The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

AVERAGE BALANCE SHEET AND NET INTEREST INCOME

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 2001 and certain other information:


                                                                                  Interest
                                                                Average            Income/        Average
                                                                Balances           Expense         Rates
                                                               ----------          -------         -----

ASSETS:                                                    (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                          $   88,169          $ 7,714         8.75%
U.S. Treasury and other U.S. government agencies                   14,890              768         5.16%
States and municipalities                                              --               --          N/A
Federal funds sold                                                  6,378              230         3.61%
                                                               ----------          -------         ----
Total interest-earning assets/interest income                     109,437            8,712         7.96%
                                                               ----------          -------         ----
Cash and due from banks                                             4,287
Other assets                                                        8,421
Allowance for possible loan losses                                   (986)
                                                               ----------          -------         ----
Total assets                                                   $  121,159
                                                               ==========          =======         ====

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                           $   28,231              685         2.43%
Certificates of deposit                                            67,370            3,840         5.70%
Short-term borrowings                                               4,423               75         1.70%
Subordinated convertible capital debentures                         3,000              199         6.63%
                                                               ----------          -------         ----
Total interest-bearing liabilities/interest expense               103,024            4,799         4.66%
                                                               ----------          -------         ----
Non-interest-bearing demand deposits                                7,350
Other liabilities                                                   1,534
Shareholders' equity                                                9,251
                                                               ----------          -------         ----
Total liabilities and shareholders' equity                     $  121,159
                                                               ==========          =======         ====
Net interest earnings                                                              $ 3,913
                                                               ==========          =======         ====
Net interest income on interest-earning assets                                                     3.58%
                                                               ==========          =======         ====

Taxable equivalent adjustment:                                                         N/A
                                                               ==========          =======         ====

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 2000 and certain other information:


                                                                           Interest
                                                         Average           Income/          Average
                                                         Balances          Expense           Rates
                                                        ----------         -------           -----
ASSETS:                                              (Fully taxable equivalent - dollars in thousands)

Interest-earning assets:
Loans                                                   $   72,040         $ 6,576           9.13%
U.S. Treasury and other U.S. government agencies            25,275           1,507           5.96%
States and municipalities                                       --              --            N/A
Federal funds sold                                           3,255             210           6.45%
                                                        ----------         -------           ----
Total interest-earning assets/interest income              100,570           8,293           8.25%
                                                        ----------         -------           ----
Cash and due from banks                                      2,322
Other assets                                                 7,909
Allowance for possible loan losses                            (889)
                                                        ----------         -------           ----
Total assets                                            $  109,912
                                                        ==========         =======           ====

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                    $   22,626             764           3.38%
Certificates of deposit                                     64,419           3,915           6.08%
Short-term borrowings                                        4,273             250           5.85%
Subordinated convertible capital debentures                  3,000             263           8.77%
                                                        ----------         -------           ----
Total interest-bearing liabilities/interest expense         94,318           5,192           5.50%
                                                        ----------         -------           ----
Non-interest-bearing demand deposits                         5,844
Other liabilities                                              907
Shareholders' equity                                         8,843
                                                        ----------         -------           ----
Total liabilities and shareholders' equity              $  109,912
                                                        ==========         =======           ====
Net interest earnings                                                      $ 3,101
                                                        ==========         =======           ====
Net interest income on interest-earning assets                                               3.08%
                                                        ==========         =======           ====

Taxable equivalent adjustment:                                                 N/A
                                                        ==========         =======           ====

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the year ended December 31, 2001 to the year ended December 31, 2000 (in thousands).

                                                                                                     Increase
                                                                      Increase        Increase      (Decrease)
                                                                     (Decrease)      (Decrease)       Due to
                                                     Increase          Due to          Due to        Rate and
                                                    (Decrease)         Volume           Rate          Volume
                                                    ----------        --------         ------         ------
             ASSETS

Federal funds sold                                   $     20         $    201         $  (93)        $  (88)
Investment securities                                    (739)            (619)          (203)            83
Loans                                                   1,138            1,472           (273)           (61)
                                                     --------         --------         ------         ------
Total interest earning assets                             419            1,054           (569)           (66)
                                                     --------         --------         ------         ------

             LIABILITIES

Demand deposits and savings accounts                      (79)             189           (215)           (53)
Certificates of deposits                                  (75)             179           (243)           (11)
                                                     --------         --------         ------         ------
Total interest bearing deposits                          (154)             368           (458)           (64)
                                                     --------         --------         ------         ------
Short-term borrowings                                    (175)               9           (178)            (6)
Subordinated convertible capital debentures               (64)              --            (64)            --
                                                     --------         --------         ------         ------
Total interest bearing liabilities                       (393)             377           (700)           (70)
                                                     --------         --------         ------         ------

Total                                                $    812         $    677         $  131         $    4
                                                     ========         ========         ======         ======


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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, 2001 and December 31, 2000 (in thousands):

                                                   2001              2000
                                                ----------        ----------
Interest-bearing deposits with banks            $       --        $       --
Investment securities                               20,309            22,940
Federal funds sold                                   1,675             4,993
Loans:
Real estate                                         73,319            55,425
Commercial and other                                23,906            23,179
                                                ----------        ----------
Total loans                                         97,225            78,604
                                                ----------        ----------
Interest-earning assets                         $  119,209        $  106,537
                                                ==========        ==========

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At December 31, 2001, approximately $20,309,000 of investment securities was classified as available for sale and at December 31, 2000, approximately $14,091,000 of investment securities was classified as available for sale. Approximately $47,000 of unrealized gain and $12,000 of unrealized loss was included in shareholders' equity related to the available for sale investment securities as of December 31, 2001 and December 31, 2000, respectively, before tax effect. There were no securities classified as held to maturity at December 31, 2001 and $8,849,000 of securities at December 31, 2000, were classified as held to maturity.

At December 31, 2001 as well as December 31, 2000, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company has acquired and maintains restricted stock in the Federal Home Loan Bank of Cincinnati and in the Federal Reserve Bank of Atlanta. The other stock at December 31, 2000 related to an investment in a related loan correspondent company.

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2001 (in thousands):

                                                   Amortized        Estimated
                                                     Cost           Fair Value
                                                   ---------        ----------
AVAILABLE FOR SALE:
U.S. Treasury                                      $   1,003        $   1,003
U.S. Government agencies                              18,588           18,635
States and political subdivisions                         --               --
Other securities                                          --               --
                                                   ---------        ---------
Total available for sale debt securities              19,591           19,638
Federal Home Loan Bank stock                             320              320
Federal Reserve Bank stock                               351              351
                                                   ---------        ---------
Total available for sale                           $  20,262        $  20,309
                                                   =========        =========

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2000 (in thousands):

                                                   Amortized      Estimated
                                                     Cost         Fair Value
                                                   --------       ----------
AVAILABLE FOR SALE:
U.S. Treasury                                      $     --        $     --
U.S. Government agencies                             13,482          13,470
States and political subdivisions                        --              --
Other securities                                         --              --
                                                   --------        --------
Total available for sale debt securities             13,482          13,470
Federal Home Loan Bank stock                            262             262
Federal Reserve Bank stock                              346             346
Other stock                                              13              13
                                                   --------        --------
Total available for sale                           $ 14,103        $ 14,091
                                                   ========        ========

HELD TO MATURITY:
U.S. Treasury                                      $     --        $     --
U.S. Government agencies                              8,849           8,628
States and political subdivisions                        --              --
Other securities                                         --              --
                                                   --------        --------
Total held to maturity                             $  8,849        $  8,628
                                                   ========        ========


Total investment portfolio                         $ 22,952        $ 22,719
                                                   ========        ========

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands):

                                                                       Amortized        Estimated        Weighted
                                                                          Cost          Fair Value     Average Yield
                                                                       ---------        ----------     -------------
AVAILABLE FOR SALE:
U.S. Treasuries due after 1 year but within 5 years                    $   1,003        $   1,003           3.09%
U.S. Government agencies:
Due within 1 year                                                          9,064            9,089           3.71%
Due after 1 year but within 5 years                                        9,524            9,546           3.44%
Due after 5 years but within 10 years                                         --               --            N/A
Due after 10 years                                                            --               --            N/A
                                                                       ---------        ---------         ------
Total                                                                     19,591           19,638           3.54%
                                                                       ---------        ---------         ------
States and political subdivisions                                             --               --            N/A
Other                                                                         --               --            N/A
                                                                       ---------        ---------         ------
Total investments available for sale-debt securities                   $  19,591        $  19,638           3.54%
                                                                       =========        =========         ======


The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2000. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands):

                                                                       Amortized        Estimated        Weighted
                                                                          Cost          Fair Value     Average Yield
                                                                       ---------        ----------     -------------
AVAILABLE FOR SALE:
U.S. Treasuries:                                                       $      --        $      --            N/A
U.S. Government agencies:
Due within 1 year                                                          6,000            5,983           5.60%
Due after 1 year but within 5 years                                        7,482            7,487           6.36%
Due after 5 years but within 10 years                                         --               --            N/A
Due after 10 years                                                            --               --            N/A
                                                                       ---------        ---------         ------
Total                                                                     13,482           13,470           6.02%
                                                                       ---------        ---------         ------
States and political subdivisions                                             --               --            N/A
Other                                                                         --               --            N/A
                                                                       ---------        ---------         ------
Total investments available for sale-debt                              $  13,482        $  13,470           6.02%
                                                                       =========        =========         ======

HELD TO MATURITY:
U.S. Treasuries                                                        $      --        $      --            N/A
U.S. Government agencies:
Due within 1 year                                                             --               --            N/A
Due after 1 year but within 5 years                                        7,849            7,812           5.97%
Due after 5 years but within 10 years                                      1,000            1,001           6.31%
Due after 10 years                                                            --               --            N/A
                                                                       ---------        ---------         ------
Total                                                                      8,849            8,813           6.00%
                                                                       ---------        ---------         ------
States and political subdivisions                                             --               --            N/A
Other                                                                         --               --            N/A
                                                                       ---------        ---------         ------
Total held to maturity                                                 $   8,849        $   8,813           6.00%
                                                                       =========        =========         ======
Total investment debt portfolio                                        $  22,331        $  22,283           6.01%
                                                                       =========        =========         ======

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 2001 (dollars in thousands).

                                                                              Percent of
                                                           Balance            Total Loans
                                                          ----------          -----------
Real estate loans:
Construction and land development                         $    6,697              6.9%
Secured by residential properties                             39,968             41.1%
Secured by commercial real estate                             26,654             27.4%
                                                          ----------            -----
Total real estate loans                                       73,319             75.4%
Commercial and industrial loans                                5,406              5.6%
Other consumer loans                                          18,500             19.0%
                                                          ----------            -----
Total loans                                                   97,225            100.0%
                                                          ----------            -----
Unamortized premiums and net deferred loan costs                 294              N/A
Allowance for possible loan losses                            (1,000)             N/A
                                                          ----------            -----
Net loans                                                 $   96,519              N/A
                                                          ==========            =====


The following table sets forth the composition of the Company's loan portfolio at December 31, 2000 (dollars in thousands).


                                                                             Percent of
                                                           Balance           Total Loans
                                                          ----------         -----------
Real estate loans:
Construction and land development                         $    8,140             10.4%
Secured by residential properties                             30,507             38.8%
Secured by commercial real estate                             16,778             21.3%
                                                          ----------            -----
Total real estate loans                                       55,425             70.5%
Commercial and industrial loans                                8,747             11.1%
Other consumer loans                                          14,432             18.4%
                                                          ----------            -----
Total loans                                                   78,604            100.0%
                                                          ----------            -----
Unamortized premiums and net deferred loan costs                 280              N/A
Allowance for possible loan losses                              (942)             N/A
                                                          ----------            -----
Net loans                                                 $   77,942              N/A
                                                          ==========            =====

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2001 (in thousands).


                                                                      Maturity Range
                                                -------------------------------------------------------------
                                                 One Year         One Through         Over
                                                  or Less         Five Years       Five Years           Total
LOAN MATURITY:
Real estate construction loans                  $   3,069        $   3,628        $      --        $   6,697
Real estate mortgage loans                         14,629           46,143            5,850           66,622
Commercial and industrial loans                     2,016            3,292               98            5,406
All other loans                                     8,217            4,164            6,119           18,500
                                                ---------        ---------        ---------        ---------
Total loans                                     $  27,931        $  57,227        $  12,067        $  97,225
                                                =========        =========        =========        =========

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                    $   7,847        $  20,816        $  12,067        $  40,730
Floating or adjustable interest rates              20,084           36,411               --           56,495
                                                ---------        ---------        ---------        ---------
Total                                           $  27,931        $  57,227        $  12,067        $  97,225
                                                =========        =========        =========        =========


The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2000 (in thousands).


                                                                         Maturity Range
                                                ------------------------------------------------------------
                                                One Year        One Through         Over
                                                 or Less         Five Years       Five Years         Total
                                                ---------        ----------       ----------       ---------
LOAN MATURITY:
Real estate construction loans                  $   3,324        $   4,816        $      --        $   8,140
Real estate mortgage loans                         16,220           29,540            1,525           47,285
Commercial and industrial loans                     7,214            1,398              135            8,747
All other loans                                     2,644            9,694            2,094           14,432
                                                ---------        ---------        ---------        ---------
Total loans                                     $  29,402        $  45,448        $   3,754        $  78,604
                                                =========        =========        =========        =========

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                    $   3,304        $  16,762        $   3,581        $  23,647
Floating or adjustable interest rates              26,098           28,686              173           54,957
                                                ---------        ---------        ---------        ---------
Total                                           $  29,402        $  45,448        $   3,754        $  78,604
                                                =========        =========        =========        =========


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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $1,000,000 as of December 31, 2001 or 1.03% of loans outstanding. The allowance for possible loan losses was $942,000 as of December 31, 2000, or 1.20% of loans outstanding. The provision for possible loan losses charged against earnings during the year ended December 31, 2001 was $123,000. Net charge-offs during 2001 were $65,000 (consisting of charge-offs of $73,000 and recoveries of $8,000.) The provision for possible loan losses charged against earnings during 2000 was $139,000. Net charge-offs during 2000 were $14,000 (consisting of charge-offs of $16,000 and recoveries of $2,000.)

The Company had non-performing loans totaling $59,000 at December 31, 2001 and $253,000 at December 31, 2000. This includes non-accrual loans, loans past due ninety or more days and restructured loans. The Company had $59,000 of non-accrual loans at December 31, 2001 and $253,000 at December 31, 2000. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 2001 or at December 31, 2000. There were no loans past due ninety days or more and still accruing interest at December 31, 2001 and 2000.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 2001 and 2000 (in thousands):


                                                             2001             2000
                                                          ----------        --------
Non-interest-bearing deposits:
Individuals, partnerships and corporations                $    7,969        $  5,783
Certified and official checks                                    497             358
                                                          ----------        --------
Total non-interest-bearing deposits                            8,466           6,141
                                                          ----------        --------
Interest-bearing deposits:
Interest-bearing demand accounts                              30,429          24,653
Saving accounts                                                1,016             768
Certificates of deposit, less than $100,000                   43,302          43,729
Certificates of deposit, $100,000 or greater                  27,804          24,799
                                                          ----------        --------
Total interest-bearing deposits                              102,551          93,949
                                                          ----------        --------
Total deposits                                            $  111,017        $100,090
                                                          ==========        ========


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the year ended December 31, 2001 and 2000 (dollars in thousands):


                                                      2001                         2000
                                                      ----                         ----
Non-interest-bearing deposits              $  7,350          N/A         $  5,844          N/A
Interest-bearing demand deposits             27,370         2.47%          22,005         3.42%
Savings accounts                                861         1.20%             621         2.08%
Certificates of deposit                      67,370         5.70%          64,419         6.08%
                                           --------         ----         --------         ----
Total deposits                             $102,951         4.40%        $ 92,889         5.38%
                                           ========         ====         ========         ====


At December 31, 2001, certificates of deposits greater than $100,000 aggregated approximately $27,804,000. The following table indicates, as of December 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                               3 Months       3 to 12          1 to 5       Over 5
                               or less         Months          Years        Years
                               -------        --------        -------       -----
Certificates of deposit        $ 7,919        $ 15,380        $ 4,505        --
                               =======        ========        =======        ==


At December 31, 2000, certificates of deposits greater than $100,000 aggregated approximately $24,799,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                               3 Months       3 to 12         1 to 5       Over 5
                               or less         Months          Years        Years
                               -------        --------        -------       -----
Certificates of deposit        $ 7,902        $ 12,912        $ 3,985        --
                               =======        ========        =======        ==

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 2001 was 85.6% and for the year ended December 31, 2000 was 77.6%.

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

The following table gives the various capital ratios and balances at December 31, 2001 and December 31, 2000 (dollars in thousands) for the Company:


                                                            2001              2000
                                                          ---------         ---------
CAPITAL:
Tier I capital:
Shareholders' equity                                      $   9,344         $   9,030
Less investment in unconsolidated affiliate                      --                13
Less excess tax assets                                          319               304
                                                          ---------         ---------
Total Tier I capital                                          9,025             8,713
                                                          ---------         ---------

Tier II capital:
Qualifying debt                                               3,000             3,000
Qualifying allowance for loan losses                          1,000               942
                                                          ---------         ---------
Total Tier II capital                                         4,000             3,942
                                                          ---------         ---------
Total capital                                             $  13,025         $  12,655
                                                          =========         =========
Risk-adjusted assets                                      $ 101,689         $  86,189
                                                          =========         =========
Quarterly average assets                                  $ 122,687         $ 112,964
                                                          =========         =========

RATIOS:
Tier I capital to risk-adjusted assets                          8.9%             10.1%
Tier II capital to risk-adjusted assets                         3.9%              4.6%
Total capital to risk-adjusted assets                          12.8%             14.7%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles                  7.4%              7.7%


The following table gives the various capital ratios and balances at December 31, 2001 and December 31, 2000 (dollars in thousands) for the Bank:



                                                            2001              2000
                                                          ---------         ---------
CAPITAL:
Tier I capital:
Shareholders' equity                                      $  11,966         $  11,734
Less excess tax assets                                          331               304
                                                          ---------         ---------
Total Tier I capital                                         11,635            11,430
                                                          ---------         ---------

Tier II capital:
Qualifying debt                                                  --                --
Qualifying allowance for loan losses                          1,000               942
                                                          ---------         ---------
Total Tier II capital                                         1,000               942
                                                          ---------         ---------
Total capital                                             $  12,635         $  12,372
                                                          =========         =========
Risk-adjusted assets                                      $ 101,674         $  86,189
                                                          =========         =========
Quarterly average assets                                  $ 128,047         $ 112,964
                                                          =========         =========

RATIOS:
Tier I capital to risk-adjusted assets                         11.4%             13.3%
Tier II capital to risk-adjusted assets                         1.0%              1.1%
Total capital to risk-adjusted assets                          12.4%             14.4%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles                  9.1%             10.1%

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


Total Risk-Based                                Tier I Risk-Based          Leverage
                                                  Capital Ratio          Capital Ratio         Ratio
                                                -----------------        -------------      -----------
Well-capitalized                                  10% or above           6% or above        5% or above
Adequately capitalized                             8% or above           4% or above        4% or above
Undercapitalized                                   Less than 8%          Less than 4%       Less than 4%
Significantly undercapitalized                     Less than 6%          Less than 3%       Less than 3%
Critically undercapitalized                            --                    --              2% or less



On December 31, 2001 and December 31, 2000, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 and 2000 is comprised of the following:


                                                                                        2001                         2000
                                                                                        ----                         ----
Securities sold under agreement to repurchase (securities underlying the repurchase agreements - obligations of U.S. Government agencies and corporations with amortized cost of approximately $3,472,000 and $6,299,000 at December 31,
2001 and 2000, respectively, and estimated fair values of $3,489,000 and
$6,285,000 at December 31, 2001 and 2000, respectively)                                $ 1,926                     $ 4,320
                                                                                       =======                     =======

The Bank pays interest on these repurchase agreements at approximately .50% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $2,300,000 and $3,960,000 during 2001 and 2000, respectively, and the maximum amount outstanding at any month end during 2001 and 2000 was approximately $3,660,000 and $5,539,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

ITEM 7 - FINANCIAL STATEMENTS


                          RAYBURN, BETTS & BATES, P.C.
                     -----CERTIFIED PUBLIC ACCOUNTANTS-----
                                   SUITE 420
                              3310 WEST END AVENUE
                           NASHVILLE, TENNESSEE 37203


The Board of Directors
Murfreesboro Bancorp, Inc.
Murfreesboro, Tennessee

We have audited the consolidated balance sheets of Murfreesboro Bancorp, Inc. and subsidiaries (collectively "the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Nashville, Tennessee
February 1, 2002


                                       F1

                           MURFREESBORO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


ASSETS                                                                                         2001             2000
------                                                                                       ---------        ---------
Cash and due from banks (note 2)                                                             $   3,710        $   3,531
Federal funds sold                                                                               1,675            4,993
                                                                                             ---------        ---------
         Total cash and cash equivalents                                                         5,385            8,524
                                                                                             ---------        ---------
Securities available for sale (note 3)                                                          20,309           14,091
Securities held to maturity (estimated fair value of
   $8,813,000 for 2000 - note 3)                                                                    --            8,849
                                                                                             ---------        ---------
         Total investment securities                                                            20,309           22,940
                                                                                             ---------        ---------
Loans, net (notes 4 and 8)                                                                      96,519           77,942
Premises and equipment, net (note 5)                                                             5,124            5,050
Accrued interest receivable                                                                        687              862
Deferred tax benefit (note 10)                                                                     319              315
Other assets (note 6)                                                                            2,207            1,893
                                                                                             ---------        ---------
         Total assets                                                                        $ 130,550        $ 117,526
                                                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits (note 7)                                                                         $ 111,017        $ 100,090
   Short-term borrowings (note 9)                                                                1,926            4,320
   Advances from Federal Home Loan Bank (note 8)                                                 4,000               --
   Accrued interest payable                                                                        388              544
   Other liabilities                                                                               845              549
   Subordinated convertible capital debentures (note 11)                                         3,000            3,000
                                                                                             ---------        ---------
         Total liabilities                                                                     121,176          108,503
                                                                                             ---------        ---------
Commitments and contingencies (note 12)

Shareholders' equity (note 13):
   Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
     no shares issued or outstanding at December 31, 2001 and 2000                                  --               --
   Common stock, $5.00 par value, 5,000,000 shares
     authorized; 907,609 shares issued and outstanding                                           4,538            4,538
   Additional paid-in capital                                                                    4,530            4,530
   Retained earnings (deficit)                                                                     276              (38)
                                                                                             ---------        ---------
   Realized shareholders' equity                                                                 9,344            9,030
   Accumulated other comprehensive gain (loss), net of tax                                          30               (7)
                                                                                             ---------        ---------
         Total shareholders' equity                                                              9,374            9,023
                                                                                             ---------        ---------
         Total liabilities and shareholders' equity                                          $ 130,550        $ 117,526
                                                                                             =========        =========

See notes to consolidated financial statements


                                       F2

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
           (Tabular Amounts Are In Thousands Except Per Share Amounts)

                                                                               2001            2000
                                                                              -------        -------
Interest income:
Interest on federal funds sold                                                $   230        $   210
Interest and dividends on taxable investment securities                           768          1,507
Interest and fees on loans                                                      7,714          6,576
                                                                              -------        -------
   Total interest income                                                        8,712          8,293
                                                                              -------        -------
Interest expense:
Interest on negotiable order of withdrawal accounts                               583            661
Interest on money market demand accounts                                           92             90
Interest on savings deposits                                                       10             13
Interest on certificates of deposit                                             3,840          3,915
                                                                              -------        -------
   Total interest expense on deposits                                           4,525          4,679
Interest on short-term borrowings                                                  75            250
Interest on subordinated convertible capital debentures                           199            263
                                                                              -------        -------
   Total interest expense                                                       4,799          5,192
                                                                              -------        -------
   Net interest income                                                          3,913          3,101
Provision for possible loan losses (note 4)                                       123            139
                                                                              -------        -------
   Net interest income after provision for possible loan losses                 3,790          2,962
                                                                              -------        -------
Non-interest income:
Service charges on deposits                                                       756            352
Other fees and commissions                                                         86            126
Mortgage loan origination fees                                                    543             25
Brokerage fees                                                                    133             83
Other non-interest income                                                         153            114
                                                                              -------        -------
   Total non-interest income                                                    1,671            700
                                                                              -------        -------
Non-interest expense:
Salaries and employee benefits                                                  2,639          1,681
Occupancy expenses, net (note 5)                                                  278            187
Furniture and equipment expenses (note 5)                                         310            234
Advertising expenses                                                              167            147
Other non-interest expenses                                                     1,612          1,104
                                                                              -------        -------
   Total non-interest expense                                                   5,006          3,353
                                                                              -------        -------
   Income before income taxes                                                     455            309
Income tax expense (note 10)                                                      141             94
                                                                              -------        -------
   Net income                                                                 $   314        $   215
                                                                              =======        =======
Earnings per share (note 20):
   Basic                                                                      $  0.35        $  0.24
                                                                              =======        =======
   Diluted                                                                    $  0.34        $  0.23
                                                                              =======        =======

See notes to consolidated financial statements


                                       F3

                           MURFREESBORO BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                (Tabular Amounts Are In Thousands Except Shares)



                                         Common Stock                                                    Accumulated
                                    ---------------------       Additional    Retained      Realized         Other
                                                    Par          Paid-in      Earnings    Shareholders'  Comprehensive
                                     Shares        Value         Capital      (Deficit)      Equity      Income (Loss)      Total
                                    -------        ------        -------      --------       ------      -------------      ------
Balance at
 January 1, 2000                    907,609        $4,538        $4,530        $(253)        $8,815          $(121)        $8,694
                                    -------        ------        ------        -----         ------          -----         ------

Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $69,000         --            --            --           --             --            114            114
     Net income                          --            --            --          215            215             --            215
                                    -------        ------        ------        -----         ------          -----         ------
     Total comprehensive income                                                                                               329
                                                                                                                           ------

Balance at
December 31, 2000                   907,609         4,538         4,530          (38)         9,030             (7)         9,023
                                    -------        ------        ------        -----         ------          -----         ------

Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $22,000         --            --            --           --             --             37             37
     Net income                          --            --            --          314            314             --            314
                                    -------        ------        ------        -----         ------          -----         ------
     Total comprehensive income                                                                                               351
                                                                                                                           ------

Balance at
December 31, 2001                   907,609        $4,538        $4,530        $ 276         $9,344          $  30         $9,374
                                    =======        ======        ======        =====         ======          =====         ======


See notes to consolidated financial statements


                                       F4

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


                                                                                          2001             2000
                                                                                        --------         --------
Operating activities:
        Net income                                                                      $    314         $    215
        Adjustments to reconcile net income to net cash
            provided by operating activities:
                Provision for possible loan losses                                           123              139
                Provision for deferred tax benefit                                           (27)             (48)
                Provision for depreciation, amortization and accretion, net                  348              264
                Stock dividend on Federal Home Loan Bank common stock                        (20)             (13)
         Changes in assets and liabilities:
                Decrease (increase) in accrued interest receivable                           175             (117)
                Increase in cash surrender value of officers life insurance                  (86)             (86)
                Increase in other assets                                                    (228)            (123)
                Increase (decrease) in accrued interest payable                             (156)             200
                Increase (decrease) in other liabilities                                     296              (75)
                                                                                        --------         --------
         Net cash provided by operating activities                                           739              356
                                                                                        --------         --------
Investing activities:
         Purchase of securities available for sale                                       (28,163)          (4,501)
         Maturities and calls of securities available for sale                            22,000            8,000
         Maturities and calls of securities held to maturity                               8,850               --
         Increase in loans, net                                                          (18,700)         (13,601)
         Additions to premises and equipment                                                (398)            (830)
                                                                                        --------         --------
         Net cash used in investing activities                                           (16,411)         (10,932)
                                                                                        --------         --------
Financing activities:
         Advances from Federal Home Loan Bank                                              4,000               --
         Net increase in deposits                                                         10,927           14,395
         Net decrease in short-term borrowings                                            (2,394)            (569)
                                                                                        --------         --------
         Net cash provided by financing activities                                        12,533           13,826
                                                                                        --------         --------
Net increase (decrease) in cash and cash equivalents                                      (3,139)           3,250
Cash and cash equivalents at beginning of the year                                         8,524            5,274
                                                                                        --------         --------
Cash and cash equivalents at end of the year                                            $  5,385         $  8,524
                                                                                        ========         ========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
         Interest                                                                       $  4,955         $  5,028
                                                                                        ========         ========
         Taxes                                                                          $    270         $    157
                                                                                        ========         ========
       Non-cash transactions:
         Change in unrealized gain on securities available for sale, net of tax effect of $22,000 and $69,000 for 2001 and
         2000, respectively                                                             $     37         $    114
                                                                                        ========         ========

See Notes to Consolidated Financial Statements

                                       F5

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The accounting policies of Murfreesboro Bancorp, Inc. (the Company) conform to generally accepted accounting principles and to general practices within the banking industry. The following represent the more significant of those policies and practices:

         (a)      Basis of Consolidated Financial Statements
                  The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Bank of Murfreesboro
                  (Bank), which is a full service bank, and its wholly owned subsidiaries; Bank M Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Bank M Mortgage Trust, Inc. (BMT), Bank M Investment Center, Inc. (BIC), HometownWorld, Inc.
                  (HTW), and Bank M (BM). The consolidated financial statements also include BMG's wholly owned subsidiary, Bank M Mortgage Trust, Inc. (BMT), and its 51% controlled limited liability companies; Realty Financial Services, LLC (RFS) and Woodmont Financial Services, LLC (WFS). BIC, HTW, BM and WFS were formed during the year ended December 31, 2001. During 2001, BMG acquired the other 50% interest in BMT and sold 49% interests in RFS and WFS. BIG, BMG and RFS were all formed during the year ended December 31, 2000. BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for the Bank, BMT, RFS and WFS. BMT, RFS and WFS originate mortgage loans for sale to third parties as loan correspondents. BIC, HTW and BM had minimal activity during the year ended December 31, 2001.

                  Intercompany accounts and transactions have been eliminated in consolidation. The earnings effect of minority ownership is included in other non-interest expenses in the consolidated statement of operations and the equity of the subsidiaries attributable to the minority interests is included in other liabilities in the consolidated balance sheets.

                  The Company primarily derives its revenues from the Bank. The Bank is primarily engaged in the business of attracting demand, savings and time deposits from the general public in the Rutherford County, Tennessee market area and investing these funds in investment securities and loans to commercial and retail enterprises as well as individuals located in the same general market area.

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


                                       F6

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000

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

                  Premiums and discounts on investment securities are amortized using the level-yield method over the life of the security for discount and over the remaining term to call date or maturity date, if no call date for premiums.

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

                  Loans, including impaired loans, are placed on a non-accrual basis when payments of interest and/or principal have remained delinquent for a period of over 90 days, unless the loan is both well-secured and in the process of collection, or management's evaluation indicates probable default prior to the 90 day delinquency period.

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


                                       F7

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000

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

                  The FASB issued SFAS 118 which amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. Also, this statement requires the disclosure about the recorded investment in certain impaired loans and how the creditor recognizes interest income related to those impaired loans.

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

           (g)    Income Taxes
                  The Financial Accounting Standards Board (FASB) has issued SFAS 109 Accounting for Income Taxes. SFAS 109 required a change from the deferred method previously used in the consolidated financial statements to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying future statutory tax rates to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

                  Deferred income taxes arise from temporary differences between financial and tax reporting, principally related to depreciation, provision for possible loan losses and deferred compensation.


                                       F8

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000


                  The provision for income taxes relates to items of income and expense after elimination of principally non-deductible officers' life insurance premiums and disallowed expenditures such as meals, entertainment and dues.

                  The Company will file a consolidated federal income tax return and a combined state excise (income) tax return with the Bank, BIG, BMG, BMT, BIC, HTW and BM. RFS and WFS will file a separate federal and state tax returns, with the federal tax effects included in the Company's federal return. Income taxes are allocated on a "separate entity" basis.

         (h)      Advertising Costs
                  Advertising costs are expensed as incurred and are not subject to capitalization and amortization.

(2)      CASH AND DUE FROM BANKS
         At December 31, 2001 and 2000, the Company had deposits in other financial institutions in excess of Federal Deposit Insurance Corporation insurance coverage limits by approximately $160,000 and $1,602,000, respectively.

         The Bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The approximate average amount for cash maintenance for the years ended December 31, 2001 and 2000 was $257,000 and $360,000, respectively.


                                       F9

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


(3)      INVESTMENT SECURITIES

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 2001 are as follows:

                                                                         Gross            Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                       ------            -----           ------        ----------
         Obligations of U.S
            Government agencies
            and corporations                           $19,591            $67             $20            $19,638
         Equity securities                                 671              -               -                671
                                                       -------            ---             ---            -------
           Total                                       $20,262            $67             $20            $20,309
                                                       =======            ===             ===            =======

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 2000 are as follows:

                                                                         Gross            Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                       ------            -----           ------        ----------
         Obligations of U.S
            Government agencies
            and corporations                           $13,482           $15               $27           $13,470
         Equity securities                                 621             -                 -               621
                                                       -------           ---               ---           -------
           Total                                       $14,103           $15               $27           $14,091
                                                       =======           ===               ===           =======

         The amortized cost and estimated fair value of debt securities available for sale at December 31, 2001 and 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     2001                               2000
                                                                     ----                               ----
                                                          Amortized        Estimated           Amortized      Estimated
                                                             Cost          Fair Value            Cost         Fair Value
                                                             ----          ----------            ----         ----------
         Due in one year or less                             $9,064          $9,089              $6,000         $5,983
         Due after one year
           through five years                                10,527          10,549               7,482          7,487
         Due after five years through
           ten years                                              -               -                   -              -
                                                            -------         -------             -------        -------
           Total debt securities available for sale         $19,591         $19,638             $13,482        $13,470
                                                            =======         =======             =======        =======


                                      F10

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)

         At December 31, 2001, there are no securities held to maturity.

         The amortized cost and approximate estimated fair value of securities held to maturity at December 31, 2000 are as follows:

                                                                         Gross            Gross
                                                      Amortized       Unrealized       Unrealized       Estimated
                                                        Cost             Gains           Losses        Fair Value
                                                       ------            -----           ------        ----------

         Obligations of U.S
           Government agencies
           and corporations                              $8,849            $1              $37            $8,813
                                                         ======            ==              ===            ======

         The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                      Amortized         Estimated
                                                                        Cost           Fair Value

         Due in one year or less                                       $    -              $    -
         Due after one year
           through five years                                           7,849               7,812
         Due after five years through
           ten years                                                    1,000               1,001
                                                                       ------              ------
           Total debt securities held to maturity                      $8,849              $8,813
                                                                       ======              ======

         During the year ended December 31, 2001, all investment securities categorized as held to maturity were called.

         Investment securities having an estimated fair value of approximately $16,907,000 and $18,634,000 at December 31, 2001 and 2000,
         respectively, were pledged to secure public and trust funds on deposit, a line of credit and securities sold under agreements to repurchase.

         The investment in equity securities at December 31, 2001 and 2000 represents stock in the Federal Home Loan Bank (FHLB) of Cincinnati of $320,000 and $262,000, respectively, and stock in the Federal Reserve Bank of Atlanta (FRB) of $351,000 and $346,000, respectively. Both are restricted stock in that they lack a market and can only be sold at par value to members of the FHLB or FRB or to the FHLB or FRB.

         During the year ended December 31, 2000, the Bank acquired a 50% ownership interest in Bankers Mortgage Trust, Inc. Such investment was not readily marketable and, accordingly, was accounted for under the equity method of accounting in 2000. The investment was carried at $13,000, at December 31, 2000. During 2001, the Bank acquired a controlling interest in Bankers Mortgage Trust, Inc. (the name was changed to Bank M Mortgage Trust, Inc.), and accordingly the accounts and activity have been consolidated for 2001.



                                      F11

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)

(4)      LOANS, NET
         Loans, net at December 31, 2001 and 2000 are summarized as follows:

                                                                    2001           2000
                                                                  -------        -------

          Commercial, financial and agricultural                  $ 5,406        $ 8,747
          Real estate - construction                                6,697          8,140
          Real estate - commercial                                 26,654         16,778
          Real estate - mortgage                                   39,968         30,507
          Consumer and other                                       18,500         14,432
                                                                  -------        -------
             Total                                                 97,225         78,604
          Unamortized premiums and net deferred loan costs            294            280

          Less allowance for possible loan losses                   1,000            942
                                                                  -------        -------
             Total loans, net                                     $96,519        $77,942
                                                                  =======        =======

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

         The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 2001 and 2000:

                                                             2001                  2000
                                                           -------                 -------

         Balance - beginning of year                       $ 2,253                 $ 2,472
         New loans and advances during the year              1,790                   1,235
         Repayments during the year                         (1,088)                 (1,258)
                                                           -------                 -------
           Balance - end of year                           $ 2,955                 $ 2,449
                                                           =======                 =======

         At December 31, 2001 and 2000 there were no loans past due ninety or more days and still accruing interest.

         Loans totaling $59,000 and $253,000, respectively were classified as non-accrual at December 31, 2001 and 2000. The loss of interest income on such loans during 2001 and 2000 was $4,000. No loans were classified as impaired at December 31, 2001 and 2000. The Bank is not committed to any additional funding on these non-performing loans.

         Transactions in the allowance for possible loan losses for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                     2001            2000
                                                  -------           -----
         Balance - beginning of year              $   942           $ 817
         Provision for possible loan losses           123             139
                                                  -------           -----
                                                    1,065             956
                                                  -------           -----
         Loans charged-off                            (73)            (16)
         Recoveries                                     8               2
                                                  -------           -----
           Net loans charged-off                      (65)            (14)
                                                  -------           -----
         Balance - end of year                    $ 1,000           $ 942
                                                  =======           =====


                                      F12

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


(5)      PREMISES AND EQUIPMENT, NET

         The detail of premises and equipment, net at December 31, 2001 and 2000 is as follows:

                                                           2001              2000
                                                        -------           -------

         Land                                           $   884           $   884
         Buildings                                        2,967             2,894
         Furniture and equipment                          1,855             1,564
         Leasehold improvements                             244               202
                                                        -------           -------
                                                          5,950             5,544
         Less accumulated depreciation and amortization    (826)             (494)
                                                        -------           -------
           Premises and equipment, net                  $ 5,124           $ 5,050
                                                        =======           =======

         Depreciation and amortization related to premises and equipment for the years ended December 31, 2001 and 2000 was $348,000 and $255,000, respectively.

         The Company acquired equipment, supplies and furnishings of $132,000 and $53,000 from directors in 2001 and 2000, respectively.

         During 1998 the Company began construction to renovate its existing building into a larger main office. The building was completed in April 2000. The final cost of the contract including the change orders was $2,342,000. One of the Company's directors is a majority partner of the contractor.

         Capitalized interest on the project totaled $58,000, of which $36,000 was capitalized in 2000.

         The Company also opened a limited service branch office in March 2000. The Company hired an independent contractor to renovate the interior of the building at a cost of $202,000. The Company entered into a five year lease with a director that owns the building and the lease contains three five-year renewal options. During 2001, the Company opened a limited service branch in Smyrna. The Company leases the building under an operating lease for a two year period with five successive two year renewal options.

(6)      OTHER ASSETS

         The Company has purchased life insurance on certain of its employees and is the beneficiary of these policies. At December 31, 2001 and 2000, the cash surrender value of these policies, which is included in "other assets", was $1,825,000 and $1,661,000, respectively. There are no restrictions on the proceeds from these benefits and the Company has not borrowed against the cash surrender value of these policies.


                                      F13

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


(7)        DEPOSITS
            Deposits at December 31, 2001 and 2000 are summarized as follows:

                                                                   2001                2000
                                                               --------            --------
            Non-interest bearing deposits:
            Demand deposits                                    $  8,466            $  6,141
            Interest bearing deposits:
            NOW and Super NOW accounts                           12,378              11,107
            Money market demand accounts                         18,051              13,546
            Savings                                               1,016                 768
            Certificates of deposit $100,000 or greater          27,804              24,799
            Other certificates of deposit                        43,302              43,729
                                                               --------            --------
               Total                                           $111,017            $100,090
                                                               ========            ========

         At December 31, 2001 and 2000, the scheduled maturities of certificates of deposit were:

                                                     2001             2000
                                                     ----             ----
            1 year                                $55,509          $55,611
            2 years                                13,613            7,170
            3 years                                 1,579            5,719
            4 years                                    29               15
            5 years                                   376               13
                                                  -------          -------
              Total                               $71,106          $68,528
                                                  =======          =======

(8)      ADVANCES FROM FEDERAL HOME LOAN BANK
           The advances from Federal Home Loan Bank (FHLB) at December 31, 2001 consists of the following:

                   Original                                                                      Repricing
                  Note Date                 Maturity Date                 Rate                   Frequency
                -------------               -------------               ---------                ---------
                June 22, 2001               June 22, 2002               LIBOR +.1%               Quarterly

         Loans totaling approximately $57,500,000 were pledged to the FHLB as collateral at December 31, 2001.

(9)      SHORT-TERM BORROWINGS

         Short-term borrowings at December 31, 2001 and 2000 are comprised of the following:

                                                                                         2001               2000
                                                                                        ======             ======
           Securities sold under agreement to repurchase (securities underlying the repurchase agreements are obligations of U.S. Government agencies and corporations with amortized cost of approximately $3,472,000 and
           $6,299,000 at December 31, 2001 and 2000, respectively, and estimated fair values of $3,489,000 and $6,285,000
           at December 31, 2001 and 2000, respectively)                                 $1,926             $4,320
                                                                                        ======             ======


                                      F14

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


         The Bank pays interest on these repurchase agreements at approximately 0.50% below the federal funds rate. These repurchase agreements have maturities of one business day.

         Securities sold under agreement to repurchase averaged approximately $2,300,000 and $3,960,000 during 2001 and 2000, respectively, and the maximum amount outstanding at any month end during 2001 and 2000 was approximately $3,660,000 and $5,539,000, respectively.


         The Bank has a secured line of credit of $6,865,000 with a regional bank. No balance was outstanding at December 31, 2001.

         The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

(10)     INCOME TAXES

         A reconciliation of income tax expense for the years ended December 31, 2001 and 2000 to the "expected" tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes is as follows:

                                                                            2001                      2000
                                                                            -----                     ----
          Computed "expected" tax expense                           $ 155          34%         $ 105          34%
          Increase (reduction) in taxes
            resulting from:
               Exempt earnings from life insurance policies           (32)         (7)%          (29)         (9)%
               State income taxes, net of federal tax effect           19           4%            10           3%
               Other, net                                              (1)         --%             8           3%
                                                                    -----          --          -----          --
                   Income tax expense                               $ 141          31%         $  94          31%
                                                                    =====          ==          =====          ==

         The components of income tax expense are summarized as follows:

                              Federal      State      Total
                              -------      -----      -----
         2001
         Current              $ 135        $ 33       $ 168
         Deferred               (23)         (4)        (27)
                              -----        ----       -----
              Total           $ 112        $ 29       $ 141
                              =====        ====       =====

         2000
         Current              $  19        $ 23       $  42
         Deferred               (40)         (8)        (48)
                              -----        ----       -----
              Total           $   9        $ 15       $  94
                              =====        ====       =====

         The sources of deferred income tax expenses (benefits) for 2001 and 2000 and the tax effect of each are as follows:

                                                 2001        2000
                                                 ----        ----
         Provision for possible loan losses      $ (2)       $(40)
         Depreciation                              38          40
         Deferred compensation                    (61)        (48)
         Other, net                                (2)         --
                                                 ----        ----
           Deferred taxes, net                   $(27)       $(48)
                                                 ====        ====



                                      F15

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


         Significant components of deferred tax assets on the balance sheets as of December 31, 2001 and 2000 are as follows:

                                                                         2001                    2000
                                                                         ----                    ----
         Deferred tax assets:
              Allowance for possible loan losses                         $303                    $301
              Deferred compensation                                       155                      94
              Unrealized loss on investment securities                      -                       5
              Other                                                        31                      25
                                                                         ----                    ----
                                                                          489                     425
                                                                         ====                    ====

         Deferred tax liability:
              Premises and equipment                                     (130)                    (92)
              Unrealized gain on investment securities                    (18)                     --
              Other                                                       (22)                    (18)
                                                                         ----                    ----
                                                                         (170)                   (110)
                                                                         ----                    ----

         Net deferred tax asset before
              valuation allowance                                         319                     315
         Less valuation allowance                                          --                      --
                                                                         ----                    ----
              Net deferred tax asset                                     $319                    $315
                                                                         ====                    ====

         The composition of deferred tax assets at December 31, 2001 and 2000, by tax jurisdiction is as follows:

                                                     2001           2000
                                                     ----           ----
         Federal                                     $269           $265
         State                                         50             50
                                                     ----           ----
              Net tax deferred asset                 $319           $315
                                                     ====           ====

(11)   SUBORDINATED CONVERTIBLE CAPITAL DEBENTURES
         The Company issued $3,000,000 of floating rate subordinated convertible capital debentures (debentures) on September 29, 2000. Issuance costs related to the debentures was approximately $25,000 and is reflected in other assets, net of amortization. The debentures convert to common stock of the Company on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date.

         If converted before that date, the conversion will be based upon one share of common stock for every ` $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. The weighted average rate, for the years ended December 31, 2001 and 2000 was 6.63% and 8.77%, respectively, and the interest expense was $199,000 and $263,000, respectively.

         The amount of debentures held by directors and officers of the Company at December 31, 2001 and 2000 totaled $2,011,000 and $2,004,000, respectively.



                                      F16

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000

(12)     COMMITMENTS AND CONTINGENCIES

         Effective April 6, 2000, the Bank entered into agreements to sell the Bank's branch building to a director of the Company and subsequently lease the branch from the director. The branch building was sold to the director for $425,000 which approximated the Bank's recorded value. No gain or loss was recorded on the sale. The lease with the director for the branch building is for an initial term of five years with three additional five year renewal option periods. The lease has monthly payments of $1,445 during the first year with subsequent years' payments adjusted for the change in the consumer price index.

         In the normal course of business there are contingent liabilities such as legal proceedings pending against the Company. In the opinion of management, no material adverse effect on the consolidated financial position of the Company is anticipated as a result of these items.

(13)     SHAREHOLDERS' EQUITY

         Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of the Bank's regulatory agency, the Tennessee Department of Financial Institutions. Retained earnings against which dividends may be paid, without regulatory approval, were $266,000 and $34,000 at December 31, 2001 and 2000, respectively.

         Effective March 18, 1998, then Board Directors adopted a Shareholder Protection Rights Plan. The Board of Directors has declared a dividend of one right for each share of common stock as of March 18, 1998. The distribution of the rights is designed to deter coercive takeover tactics and help prevent partial tender offers and other abusive tactics to gain control of the Company without dealing with all shareholders on a fair and equal basis. Each right entitles shareholders, under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending upon the form of the transaction) at an exercise price that will be half the market value of such securities at that time. The rights can be exercised only if certain persons or groups acquire nineteen percent or more of the Company's outstanding common stock or launch a tender or exchange offer that would result in ownership of nineteen percent or more of its common stock and for a period of ten days following the public announcement of such acquisition, the Company will be entitled to redeem the rights at one cent per right. The rights expire on March 18, 2008.

 (14)    CAPITAL REQUIREMENTS

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




                                      F17

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
              (Tabular Amounts Are In Thousands Except Percentages)

         The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios of 1% to 2% above the minimum.

         As of December 31, 2001, the most recent notifications from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's categories.

         The following table summarizes the estimated capital ratios and amounts on a consolidated and Bank only basis and the regulatory minimum requirements at December 31, 2001 and 2000:

                                                                     Tier 1            Total           Tier 1
                                                                   Risk-Based       Risk-Based        Leverage
                                                                   ----------       ----------        --------
         Consolidated:
         Actual ratio - December 31, 2001                              8.875%           12.809%           7.048%
         Actual ratio - December 31, 2000                             10.107%           14.681%           7.711%

         Regulatory minimum for capital adequacy purposes              4.000%            8.000%           4.000%

         Calculated balance - December 31, 2001                       $9,025           $13,025           $9,025
         Calculated balance - December 31, 2000                       $8,711           $12,653           $8,711

         Regulatory minimum for capital adequacy purposes:
         December 31, 2001                                            $4,068            $8,135           $4,907
         December 31, 2000                                            $3,448            $6,895           $4,519

                                                                       Tier 1            Total         Tier 1
                                                                     Risk-Based       Risk-Based      Leverage
                                                                   ----------       ----------        --------
         Bank Only:
          Actual ratio - December 31, 2001                              11.443%         12.427%          9.087%
          Actual ratio - December 31, 2000                              13.262%         14.355%         10.118%

          Regulatory minimum:
             For capital adequacy purposes                               4.000%          8.000%          4.000%
             To be well capitalized under prompt
               corrective action provisions                              6.000%         10.000%          5.000%

          Calculated balance - December 31, 2001                       $11,635         $12,635         $11,635
          Calculated balance - December 31, 2000                       $11,430         $12,372         $11,430

          Regulatory minimum for capital adequacy purposes:
          December 31, 2001                                            $ 4,067         $ 8,134         $ 5,122
          December 31, 2000                                            $ 3,448         $ 6,895         $ 4,519

          To be well capitalized under prompt corrective action
          provisions:
          December 31, 2001                                            $ 6,100         $10,167         $ 6,402
          December 31, 2000                                            $ 5,171         $ 8,619         $ 5,648



                                      F18

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000

(15)     OFF-BALANCE SHEET RISK
         During the normal course of business, the Company and the Bank are party to financial instruments with off-balance sheet risk. This is done to meet the financing needs of customers and to reduce the Company's and the Bank's exposure to fluctuations in interest rate risk. These financial instruments include commitments to extend credit, letters of credit, unadvanced loan principal, construction loan commitments, home equity lines of credit and commitments to purchase financial instruments at predetermined prices.

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

         Commitments to extend credit are legally binding agreements to lend to a customer. Commitments, with the exception of credit cards, generally have variable rates, fixed expiration dates and may require payment of a fee. The variable rates are tied to the Bank's index rate limiting the Company's market risk. Remaining unadvanced loan principal of commitments totaled $4,380,000 and $449,000 at December 31, 2001 and 2000, respectively. These balances do not necessarily represent actual future cash requirements since many of the commitments are expected to expire without being drawn upon. The Bank, for a majority of the commitments, evaluates each customer's credit worthiness on a case-by-case basis and collateral is obtained if deemed necessary. Collateral includes accounts and notes receivable, inventory, plant and equipment, marketable securities, and mortgages. Construction loan commitments for both residential and commercial properties totaled $2,400,000 and $10,505,000 at December 31, 2001 and 2000, respectively, with $2,140,000 and $2,365,000 being undrawn, respectively.

         At December 31, 2001 and 2000, the Bank did not offer credit card lines of credit. Home equity lines represent collateralized equity in single family residences. At December 31, 2001 and 2000, the home equity lines of credit totaled $2,720,321 and $3,673,000 with $824,000 and
         $2,108,000 undrawn, respectively.

         Letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, the purchase of domestic and international goods, and required developer improvements to construction sites. Since most letters of credit are not expected to be drawn upon, the total contract amounts do not necessarily represent actual future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. When deemed necessary, the Bank obtains marketable securities as collateral supporting these letters of credit. Letters of credit totaled $318,000 and $501,000 at December 31, 2001 and 2000, respectively.

         The Bank had no commitments to purchase financial instruments at predetermined prices at December 31, 2001 or 2000. The exposure to credit risk resides with the inability to deliver these financial instruments. The loss would be confined to any adverse change in the market prices that took place between the time of initiation and consummation of the transaction. Market risk consists of the normal risk that resides with any portfolio held when interest rates rise.

(16)     EFFECT OF IMPLEMENTING NEW ACCOUNTING STANDARDS
         In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.


                                      F19

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000


         The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for the Company for the fiscal year beginning after June 15, 1999 and may not be applied retroactively; however, it may be applied to all quarters beginning in July 1, 1999. In June 1999 the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which changed the effective date to fiscal years after June 15, 2000. At present, the Company holds no derivative instruments and does not engage in hedging activities, so this standard has had no effect on the Company.

         In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions are not permitted. The Company did not have any material impact on the Company's financial position, results of operations or cash flows from implementing this statement.

         During 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for years beginning after June 15, 2002. The provisions of this statement are not anticipated to materially impact the Company.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the provisions of this pronouncement and has not yet determined the effect that adoption of this standard will have on its consolidated financial statements.


                                      F20

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)

(17)     MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL
INFORMATION

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                                 Balance Sheets
                        As of December 31, 2001 and 2000

               ASSETS                                                         2001            2000
                                                                           -------        --------

          Cash                                                             $     8        $      1
          Interest bearing time deposit                                        100             100
          Investment in subsidiary bank                                     11,995          11,727
          Deferred tax benefit                                                   2               5
          Due from subsidiary                                                  309             200
          Other assets                                                          12              12
                                                                           -------        --------
               Total assets                                                $12,426        $ 12,045
                                                                           =======        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
          Other liabilities                                                $    52        $     22
          Subordinated convertible capital debentures                        3,000           3,000
                                                                           -------        --------
               Total liabilities                                             3,052           3,022
                                                                           -------        --------

          Shareholders' equity:
               Preferred stock, no assigned value or rights,
                   1,000,000 shares authorized, no shares issued
                   or outstanding at December 31, 2001 and 2000                 --              --
               Common stock, $5.00 par value,
                   5,000,000 shares authorized,
                   907,609 shares
                   issued and outstanding                                    4,538           4,538
          Additional paid-in capital                                         4,530           4,530
          Retained earnings (deficit)                                          276             (38)
                                                                           -------        --------
          Realized shareholders equity                                       9,344           9,030
          Other accumulated comprehensive income (loss), net of tax             30              (7)
                                                                           -------        --------
          Total shareholders' equity                                         9,374           9,023
                                                                           -------        --------
                 Total liabilities and shareholders' equity                $12,426        $ 12,045
                                                                           =======        ========



                                      F21

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


(17) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Operations
                 For the Years ended December 31, 2001 and 2000

                                                                      2001          2000
                                                                     -----         -----
         Income:
              Interest income                                        $   5         $   6
              Dividend income from subsidiary bank                     244           240
                                                                     -----         -----
                    Total                                              249           246
                                                                     -----         -----

         Expenses:
              Professional fees                                         36            19
              Interest expense on debentures                           199           263
              Other non-interest expenses                               30            31
                                                                     -----         -----
                    Total                                              265           313
                                                                     -----         -----

                    Loss before income taxes and equity in
                      undistributed income of subsidiary bank          (16)          (67)

         Income tax benefit                                             99           117
                                                                     -----         -----

                    Income before equity in undistributed
                       income of subsidiary bank                        83            50
                                                                     -----         -----

         Equity in undistributed income of subsidiary bank             231           165
                                                                     -----         -----
                      Net income                                     $ 314         $ 215
                                                                     =====         =====



                                      F22

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)


(17) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)


                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Cash Flows
                 For the Years ended December 31, 2001 and 2000

                                                                                     2001          2000
                                                                                    -----         -----
         Operating activities:
              Net income                                                            $ 314         $ 215
              Adjustments to reconcile net income to net
                  cash used by operating activities:
                   Provision for deferred tax benefit                                   3             3
                   Equity in undistributed income of subsidiary bank                 (231)         (165)
                   Changes in assets and liabilities:
                   Increase in due from subsidiary bank                              (109)          (23)
                   Decrease in other assets                                            --             1
                   Increase (decrease) in other liabilities                            30           (89)
                                                                                    -----         -----
                           Net cash provided by (used by) operating activities          7           (58)
                                                                                    -----         -----

         Net increase (decrease) in cash and cash equivalents                           7           (58)

         Cash and cash equivalents at beginning of year                               101           159
                                                                                    -----         -----

         Cash and cash equivalents at end of year                                   $ 108         $ 101
                                                                                    =====         =====

         Supplemental disclosure of cash flow information:

         Cash paid during the year for:

              Interest                                                              $ 205         $ 263
                                                                                    =====         =====

              Taxes                                                                 $  --         $   9
                                                                                    =====         =====

         Non-cash transactions:

         Change in unrealized gain (loss) on securities
              available for sale, net of tax effect of $22,000
                  and $69,000 in 2001 and 2000, respectively                        $  37         $ 114
                                                                                    =====         =====


                                      F23

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands)

(18)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and fair values of the Company's primary financial instruments at December 31, 2001 and 2000 are summarized as follows:

         December 31, 2001:                                                         Carrying            Estimated
                                                                                      Value            Fair Value
         FINANCIAL ASSETS:
              Cash and short-term investments                                        $  5,385           $  5,385
              Securities available for sale                                            20,309             20,309
              Securities held to maturity                                                   -                  -
              Loans                                                                    96,519             97,319
                                                                                     --------           --------
                  Total                                                              $122,213           $123,013
                                                                                     ========           ========

         FINANCIAL LIABILITIES:
              Deposits                                                               $111,017           $112,043
              Short-term borrowings                                                     1,926              1,926
              Advances from Federal Home Loan Bank                                      4,000              4,000
               Subordinated convertible capital debentures                              3,000              3,000
                                                                                     --------           --------
                  Total                                                              $119,943           $120,969
                                                                                     ========           ========

         December 31, 2000:                                                         Carrying            Estimated
                                                                                      Value            Fair Value
         FINANCIAL ASSETS:
              Cash and short-term investments                                        $  8,524           $  8,524
              Securities available for sale                                            14,091             14,091
              Securities held to maturity                                               8,849              8,813
              Loans                                                                    77,942             77,615
                                                                                     --------           --------
                  Total                                                              $109,406           $109,043
                                                                                     ========           ========

         FINANCIAL LIABILITIES:
              Deposits                                                               $100,090           $100,279
              Short-term borrowings                                                     4,320              4,320
              Subordinated convertible capital debentures                               3,000              3,000
                                                                                     --------           --------
                  Total                                                              $107,410           $107,599
                                                                                     ========           ========

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


                                      F24

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000

         discounted cash flow calculation that applied interest rates currently being offered on these instruments with similar terms.

         SHORT-TERM BORROWINGS - The fair value of short-term borrowings approximates the carrying value due to the short-term nature of the agreements.

         ADVANCES FROM FEDERAL HOME LOAN BANK - The fair value of these advances approximates the carrying value due to the variable rate of the advance.

         SUBORDINATED CONVERTIBLE CAPITAL DEBENTURES - The fair value of subordinated convertible capital debentures approximates par value due to the variable interest rate of the security.

         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - Fair value of commitments to extend credit and letters of credit is not presented, since management believes the fair value to be insignificant.

(19)     EMPLOYEE BENEFITS
         The Company has placed into effect a contributory profit-sharing 401(k) plan that covers substantially all employees of the Company. Contributions are made at the discretion of the Board of Directors. No employer contributions were made during the years ended December 31, 2001 or 2000.

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

         During 2001, the Company granted incentive stock options to seven employees totaling 18,750 (including 4,000 options that were forfeited) as well as 10,000 non-qualified stock options to six non-employee directors. The options granted to employees have an exercise price of $12.50 per share and expire on May 15, 2011. Vesting of these options is at a rate of 20% each anniversary date of the grant date. The options granted to the non-employee directors have an exercise price of $12.50 per share and 6,000 expire on May 15, 2011 and 4,000 expire on December 11, 2011.

         The Company applies Accounting Principles Board Opinion 25 (APB 25) and subsequent interpretations in accounting for its stock option plan. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the measurement (grant) date. Had compensation for the Company's stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the proforma net income would be $286,000 and $180,000 and proforma basic earnings per share would be $0.32 and $0.20 and proforma diluted earnings per share would be $0.31 and $0.19, for the years ended December 31, 2001 and 2000, respectively.


                                      F25

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000
                       (Tabular Amounts Are In Thousands
                Except Shares Per Share Amounts and Percentages)

         A summary of the Company's fixed stock option plan as of December 31, 2001 and changes during the year then ended is as follows:

                                                                                   Weighted-Average
                                                                        Shares     Exercise Price
         Outstanding, beginning of year                                 90,000         $10.03
         Granted                                                        28,750          12.50
         Forfeited                                                      (4,000)         12.50
                                                                      --------         ------
         Outstanding, end of year                                      114,750         $10.56
                                                                      ========         ======

         Options exercisable at end of year                             64,000
                                                                      ========

         Range of exercise price
                High                                                  $  12.50
                                                                      ========
                Low                                                   $  10.00
                                                                      ========

         Weighted-average remaining contractual life (in years)           6.94
                                                                      ========

         A summary of the Company's fixed stock option plan as of December 31, 2000 and changes during the year then ended is as follows:

                                                                                         Weighted-Average
                                                                            Shares        Exercise Price
         Outstanding, beginning of year                                     90,000             $10.03
         Granted                                                            -                       -
         Forfeited                                                          -                       -
                                                                            ------             ------
         Outstanding, end of year                                           90,000             $10.03
                                                                            ======             ======

         Options exercisable at end of year                                 36,000
                                                                           =======

         Range of exercise price
                High                                                       $ 12.50
                                                                           =======
                Low                                                        $ 10.00
                                                                           =======

         Weighted-average remaining contractual life (in years)               8.13
                                                                           =======


         The weighted-average assumptions used in valuing the stock options under the minimum value method are as follows:

                                                              2001        2000
                                                              ----        ----
         Risk free interest rate during life of option        5.05%       5.00%
         Expected life of option (in years)                      8           7
         Annual dividends during option period                  --          --

         The Company has established a deferred compensation plan comprised of separate individual agreements for the benefit of certain officers and directors. The benefits will be in the form of supplemental retirement funds. Under the agreements, the benefits accruing to each officer will increase based on the officer's pro-rata share of the actual return of a portfolio of life insurance contracts' cash surrender values less a minimum return to the Company, which is to be the after tax yield of a one year constant maturity U.S. Treasury note (CMT index) in 2000 and beginning in 2001 this same minimum return will be used less 100 basis points.


                                      F26

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000)
           (Tabular Amounts Are In Thousands Except Per Share Amounts)

         The benefits will be paid partially in a 10-year period after termination and the remaining portion will be paid until the death of the officer. Officers that were involved in the formation of the Company were vested on January 1, 2000 while other officers have vesting schedules that vest over a seven year period beginning January 1, 2000. The Company will accrue the estimated present value of the benefits during the anticipated employment period of the officer. During 2001 and 2000, the Company accrued deferred compensation expense of $166,000 and $126,000, respectively.

(20)     EARNINGS PER SHARE
         The following presents the reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2001 and 2000:

                                                             2001          2000
                                                             ----          ----

         Net income                                         $  314        $  215
                                                            ======        ======

         Average Shares:
         Basic                                                 908           908
         Effect of dilutive common stock options                18            20
         Effect of dilutive subordinated convertible
           capital debentures                                  240           240
                                                            ------        ------
         Diluted                                             1,166         1,168
                                                            ======        ======

         Per share amounts
         Basic                                              $ 0.35        $ 0.24
                                                            ======        ======
         Diluted                                            $ 0.34        $ 0.23
                                                            ======        ======

         The effect of the subordinated convertible capital debentures are anti-dilutive.

(21)     SUBSEQUENT EVENT
         On February 1, 2002, BMG sold its 51% controlling interest in RFS and WFS for its recorded carrying value plus $25,000. BMG may receive up to $50,000 additional compensation from allocation of 25.5% of any future net profits subject to certain conditions.


                                      F27

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table relates to directors, executive officers, promoters and control persons of the Company at December 31, 2001:

       NAME AND
PRINCIPAL POSITION(S)
      WITH COMPANY                AGE (1)    BUSINESS AFFILIATIONS DURING PAST FIVE YEARS
------------------------------- ----------- -----------------------------------------------------------------
William E. Rowland                  54      Executive Vice President, Secretary and Director - First City
Chief Executive Officer/                    Bank (January 1986-March 1996); President, Chief Executive
President and Director                      Officer and Director - First City Bancorp, Inc. (May 1988-March
                                            1996); President - Tennessee Credit Corporation (March
                                            1996-June 1996); President, Chief Executive Officer and
                                            Director - Bank of Murfreesboro (October 1997 - Present);
                                            President, Chief Executive Officer and Director - Murfreesboro
                                            Bancorp, Inc. (October 1997 - Present)
------------------------------- ----------- -----------------------------------------------------------------
Joyce Ewell                         58      First Vice President and Director - First City Bank (January
Executive Vice President                    1986-March 1996); Vice President - First American National Bank
and Director                                (March 1996-January 1997); Executive Vice President and
                                            Director - Murfreesboro Bancorp, Inc. (October 1997-Present);
                                            Executive Vice President and Director - Bank of Murfreesboro
                                            (October 1997-Present)
------------------------------- ----------- -----------------------------------------------------------------
Olin O. Williams                    71      Retired Surgeon - Murfreesboro Medical Clinic (September
Chairman of the Board of                    1967-January 1994); Director - National Health Care, L.P.
Directors                                   (1971-Present); Director - First City Bank (January 1986-March
                                            1996); Director - First City Bancorp, Inc. (May 1988-March 1996)
------------------------------- ----------- -----------------------------------------------------------------
Melvin R. Adams                     62      Agent - State Farm Insurance Company (1971-Present); Director -
Director                                    First City Bank (January 1986-March 1996); Director - First
                                            City Bancorp, Inc. (May 1988-March 1996)
------------------------------- ----------- -----------------------------------------------------------------
Thomas E. Batey                     67      President/Owner - Batey's (office supply) (1957-Present);
Director                                    Director - First City Bank (May 1988-March 1996); Director -
                                            First City Bancorp, Inc. (May 1988-March 1996)
------------------------------- ----------- -----------------------------------------------------------------
John Stanley Hooper                 69      President/Owner - Hooper Supply Co., Inc. (1957-95); Director -
Director                                    First City Bank (May 1988-March 1996); Director - First City
                                            Bancorp, Inc. (May 1988-March 1996)
------------------------------- ----------- -----------------------------------------------------------------
William H. Sloan                    67      President/Owner - Sloan's Sales and Service, Inc. (motorcycle
Director                                    sales, parts and service) (1960-Present); Director - First City
                                            Bank (January 1994-March 1996)
------------------------------- ----------- -----------------------------------------------------------------
Joseph M. Swanson                   63      President - Swanson, Inc. (1960-Present); Owner - Swanson
Director                                    Developments (1983-Present); Director - First City Bank
                                            (January 1986-March 1996); Director - First City Bancorp, Inc.
                                            (May 1988-March 1996)
------------------------------- ----------- -----------------------------------------------------------------
Debbie Ferrell                      48      Assistant Vice President-First City Bank (March 1986 - March
Senior Vice President/                      1996);
Corporate Secretary                         Vice President - First American National Bank (March 1996 -
                                            December 1996); Senior Vice President/Secretary-Murfreesboro
                                            Bancorp, Inc. (October 1997 - Present); Senior Vice President -
                                            Bank of Murfreesboro (October 1997 - Present)
------------------------------- ----------- -----------------------------------------------------------------
William L. Webb                     42      Controller-First City Bank (August 1987-May 1994);
Vice President/                             Treasurer-First City Bancorp, Inc. (March 1993-March 1996);
Chief Financial Officer                     Assistant Vice President/Internal Auditor-Wilson Bank and Trust
                                            (March 1996-January 1998); Vice President/Chief Financial
                                            Officer-Murfreesboro Bancorp, Inc. (January 1998-Present); Vice
                                            President/Chief Financial Officer - Bank of Murfreesboro
                                            (January 1998 - Present)
------------------------------- ----------- -----------------------------------------------------------------

(1) - As of December 31, 2001

The above directors have served as directors since commencement of operations on October 6, 1997 and were re-elected at the shareholder meeting on April 20, 2001. The term for each director is for one year.

At December 31, 2001, there were no family relationships among directors and executive officers. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

ITEM 10 - EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued on behalf of the chief executive officer and any other officer of the Company whose aggregate compensation exceeded $100,000 during fiscal years 2001, 2000, and 1999. Beyond the Chief executive officer, no other officers had compensation in excess of $100,000.

                   ANNUAL COMPENSATION LONG-TERM COMPENSATION

                                                                                              SECURITIES
                                                                    OTHER                        UNDER-                 ALL
                                                                    ANNUAL     RESTRICTED        LYING                 OTHER
    NAME AND                                                        COMPEN-      STOCK          OPTIONS/     LTIP     COMPEN-
PRINCIPAL POSITION             YEAR      SALARY        BONUS        SATION       AWARDS          SAR'S     PAYOUTS     SATION
------------------             ----      ------        -----        ------       ------          -----     -------     ------
William E. Rowland,            2001     $115,000      $32,955       $  --        $  --          $  --       $  --      $   --
  President and                2000     $100,300      $ 3,000       $  --        $  --          $  --       $  --      $   --
  Chief Executive Officer      1999     $ 80,000      $    --       $  --        $  --          $  --       $  --      $   --

Currently there are no employment contracts between the Company and any of its employees or the Bank and any of its employees. Currently there is no compensatory plan or arrangement in place for any executive officer of the Company which would result from the resignation, retirement or any other termination of such executive officer's employment or from a change in control of the Company or the Bank.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding the grant of stock options in the 2001 fiscal year to the persons named in the above summary compensation table and the value of options held by such persons at the end of such fiscal year:


                           NUMBER OF                   % OF TOTAL                 EXERCISE
                           SECURITIES                    OPTIONS                  OR BASE
                           UNDERLYING                   GRANTED TO                 PRICE
                            OPTIONS                     EMPLOYEES                   PER
NAME                        GRANTED                     FISCAL YEAR                SHARE            EXPIRATION DATE
----                        -------                     -----------                -----            ---------------
William E. Rowland            1,000                       4.04%                    $12.50            May 15, 2011

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES

Stock options listed below represent options outstanding at December 31, 2001:


                                                                                NUMBER OF
                                                                                SECURITIES                  VALUE OF
                                                                                UNDERLYING                UNEXERCISED
                                                                                UNEXERCISED               IN-THE-MONEY
                                                                                OPTIONS AT                 OPTIONS AT
                               SHARES                                         FISCAL YEAR END            FISCAL YEAR END
                           ACQUIRED  UPON                VALUE                  EXERCISABLE /            EXERCISABLE/
NAME                       EXERCISE (# )              REALIZED  ($)           UNEXERCISABLE (#)          UNEXERCISABLE ($)
----                       -------------              --------  ---           -----------------          -----------------
William E. Rowland          - 0 -                         $0                     21,000 / 0               $50,000 / $0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following individuals hold 5% or more of the outstanding voting common stock of the Company. No other individuals hold 5% or more of the outstanding voting common stock of the Company as of December 31, 2001.

   NAME AND ADDRESS                                  AMOUNT AND NATURE                    PERCENT
OF BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP                OF CLASS (1)
-------------------                                 --------------------                ------------

William E. Rowland                                      151,088 (2)                       15.36%
1110 Virginia Avenue
Murfreesboro, Tennessee  37130

Joseph M. Swanson                                       130,340 (3)                       13.53%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee  37130


(1) - As of December 31, 2001 there are 907,609 shares of outstanding voting common stock of the Company.
(2) - Includes 40,000 shares held as trustee for two sons' trusts, stock options for 12,000 shares that expire on April 28, 2008 and 64,088 shares from conversion of debentures held in individual retirement account and as trustee for sons' trusts.
(3) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 52,800 shares from conversion of debentures.


The following table shows the beneficial ownership of all directors and officers of the Company individually and as a group as of December 31, 2001.

                                                                                             AMOUNT AND
                                                                                             NATURE OF
NAME AND ADDRESS                                                                             BENEFICIAL         PERCENT
OF BENEFICIAL OWNER                       POSITION                                           OWNERSHIP       OF CLASS (1)
-------------------                       --------                                           ---------       ------------

William E. Rowland                        President, Chief Executive Officer and            151,088 (2)         15.36%
1110 Virginia Avenue                        Director
Murfreesboro, Tennessee  37130

Joyce Ewell                               Executive Vice President and Director              36,857 (3)          3.97%
2807 Bowers Lane
Murfreesboro, Tennessee  37129

                                                                                             AMOUNT AND
                                                                                             NATURE OF
NAME AND ADDRESS                                                                             BENEFICIAL         PERCENT
OF BENEFICIAL OWNER                       POSITION                                           OWNERSHIP       OF CLASS (1)
-------------------                       --------                                           ---------       ------------


Melvin R. Adams                           Director                                           32,000 (4)          3.48%
805 South Church Street
Murfreesboro, Tennessee  37130

Thomas E. Batey                           Director                                           12,046 (5)          1.32%
2802 East Main Street
Murfreesboro, Tennessee  37130

John Stanley Hooper                       Director                                           22,873 (6)          2.49%
3331 Siegel Lane
Murfreesboro, Tennessee  37129

William H. Sloan                          Director                                           18,000 (7)          1.97%
2523 Morgan Road
Murfreesboro, Tennessee  37129

Joseph M. Swanson                         Director                                          130,340 (8)         13.53%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee  37130

Olin O. Williams, M.D.                    Director                                           23,276 (9)          2.53%
2007 Riverview Drive
Murfreesboro, Tennessee  37129

Debbie R. Ferrell                         Senior Vice President and Secretary                33,747 (10)         3.64%
2621 Spalding Circle
Murfreesboro, Tennessee  37128

William L. Webb                           Senior Vice President and Chief                     3,260 (11)         0.36%
1438 Amberwood Circle                       Financial Officer
Murfreesboro, Tennessee  37128

All directors and officers as a group                                                       464,833 (12)        40.95%

(1) - As of December 31, 2001 there were 907,609 shares of outstanding voting common stock of the Company.
(2) - Includes 40,000 shares held as trustee for two sons' trusts, options for 12,000 shares that expire on April 28, 2008 and 64,088 shares from conversion of debentures held in individual retirement account and as trustee for sons' trusts
(3) - Includes 33 shares held as trustee for a minor, stock options for 5,600 shares that expire on April 28, 2008 and 13,049 shares from conversion of debentures held individually, in individual retirement account and as custodian for a minor.
(4) - Includes stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 8,000 shares from conversion of debentures.
(5) - Includes 250 shares held by wife, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 2,795 from conversion of debentures.
(6) - Includes 500 shares as custodian for minors, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 4,954 shares from conversion of debentures held jointly with wife, in individual retirement account, in wife's individual retirement account and as custodian for minors.
(7) - Includes 5,000 shares held by wife, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 4,000 shares from conversion of debentures held individually and by wife .
(8) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 52,800 shares from conversion of debentures.
(9) - Includes 400 shares held as custodian for minors, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 8,795 shares from conversion of debentures held individually and as custodian for minors.
(10) - Includes 200 shares held by husband, 15 shares held as custodian for minors, stock options for 3,600 shares that expire on April 28, 2008 and 12,992 shares from conversion of debentures held individually and as custodian for minors.
(11) - Includes 200 shares as custodian for minor children, stock options for 3,000 shares that expire on April 28, 2008 and 60 shares from conversion of debentures held as custodian for minor children.
(12) - Includes all shares listed in notes (2) through (12) above.

There are currently no arrangements which may result in a change of ownership of control of the Company. There has been no change in control of the Company since the beginning of the last fiscal year. With the exception of Mr. Coleman, the above directors have served as directors since commencement of operations in 1997 and were re-elected at the shareholder meeting on April 19, 2001. The term of each director is for one year. This is the first year in which Mr. Coleman is being nominated as a director of the Company.

At December 31, 2001, there were no family relationships among directors and officers. With the exception of Dr. Williams, none of the directors of the Company serve as directors of any other company which has a class of securities registered under the Securities Exchange Act of 1934 or any other bank holding company, bank, savings and loan association or credit union. Dr. Williams is a director of National HealthCare Corp. and National HealthRealty, Inc. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

The Board of Directors of the Company held five meetings during the 2001 fiscal year and the Board of Directors of the Bank held twenty meetings during the 2001 fiscal year. The Board of Directors of the Bank has a Loan Committee. The Audit Committee represents both the Company and the Bank.

The Loan Committee of the Bank met twenty-five times during 2001 and consists of Messrs. Adams, Batey Coleman, Hooper, Rowland, Sloan, Swanson and Dr. Williams and Ms. Ewell with Mr. Rowland serving as chairman. The Loan Committee has the responsibility of setting and approving the loan policy, granting lending authority to individual loan officers, approving any loans in excess of a loan officer's lending authority, reviewing loans originated, monitoring the loan portfolio for any loan concentrations, reviewing the allowance for possible loan losses, monitoring past due loans, non-accrual loans and approving loan charge-offs.

The Audit Committee consists of Messrs. Batey, Hooper and Sloan with Mr. Batey serving as chairman and met four times during 2001. All members of the Audit Committee are independent in accordance with the definition set forth by the New York Stock Exchange. The Audit Committee has adopted a written Audit Committee Charter which has been approved by the Board of the Directors of the Company. The Audit Committee reviews annual reports and recommendations from the Company's independent auditors, interim reports prepared by the Company's internal auditor, reviews regulatory examinations, reviews reports in regards to the Company's regulatory compliance and provides advice and assistance regarding the Company's accounting, auditing and financial reporting practices.

All directors with the exception of Mr. Coleman have served since the Company was formed in 1997 and was subsequently elected at each annual meeting of shareholders beginning in 1998. This is the first year in which Mr. Coleman is being nominated as a director of the Company. Each director attended at least 75% of the meetings of the Board of Directors and the meetings of the applicable committees for which the director is a member during 2001. The non-employee directors were paid $500 per month in 1999 and $750 per month in 2000. There is no other annual compensation for the non-employee directors.

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

Federal banking regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Company's policy is not to make any new loans or extensions of credit to the Company's executive officers and directors at different rates or terms than those offered to the general public. The aggregate amount of loans by the Company to its executive officers and directors was approximately $2,995,000 and $2,449,000 at December 31, 2001 and 2000, respectively.


The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 2001 and 2000 (in thousands):

                                                 2001            2000
                                              -------         -------

Balance - beginning of year                   $ 2,449         $ 2,472
New loans and advances during the year          1,790           1,235
Repayments during the year                     (1,284)         (1,258)
                                              -------         -------
Balance - end of year                         $ 2,995         $ 2,449
                                              =======         =======

The Company leases office space for a branch from director Swanson. The lease was entered into in 2000 and is for five years. During 2001 the Company paid Director Swanson $17,340 in rent on this location. As part of its normal course of business the Company purchases office supplies, furniture and equipment from a retail store owned by Director Batey. During 2001, the Company paid $132,000 for such office supplies, furniture and equipment.

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

Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
                                                                    (Registrant)


Date March 29, 2002
     ---------------------------------------------------------


By /s/ William E. Rowland
   -----------------------------------------------------------
      William E. Rowland, President/Chief Executive Officer


By /s/ William L. Webb
   -----------------------------------------------------------
      William L. Webb, Vice President, Chief Financial Officer
           And Principal Accounting Officer