Form 10QSB
period 2002-03-31
MURFREESBORO BANCORP INC
filed 2002-04-23
CIK 1060303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-24161

MURFREESBORO BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1694317

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

615 Memorial Boulevard, Murfreesboro, Tennessee 37129

(Address of principal executive offices and Zip Code)

(615) 890-1111

(Registrant’s telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock outstanding: 907,609 shares at April 23, 2002.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Murfreesboro Bancorp, Inc.

Consolidated Financial Statements
(Unaudited)

March 31, 2002

CONTENTS

Page
Number

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5-6

Murfreesboro Bancorp, Inc.
Consolidated Balance Sheets
As of March 31, 2002 (Unaudited) and December 31, 2001

(Tabular amounts are in thousands)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$4,029	$3,710
Federal funds sold	6,360	1,675

Total cash and cash equivalents	10,389	5,385

Securities available for sale	21,987	20,309
Securities held to maturity	—	—

Total investment securities	21,987	20,309

Loans, less allowance for possible loan losses of $979,000 and $1,000,000, respectively	98,002	96,519
Premises and equipment, net	5,041	5,124
Accrued interest receivable	771	687
Other assets	2,228	2,207
Deferred tax assets	340	319

Total assets	$138,758	$130,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$119,894	$111,017
Short-term borrowings	1,419	1,926
Advances from Federal Home Loan Bank	4,000	4,000
Accrued interest payable	381	388
Accrued expenses and other liabilities	600	845
Subordinated convertible capital debentures	3,000	3,000

Total liabilities	129,294	121,176

Shareholders’ equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5.00 par value, 2,000,000 shares authorized and 907,609 shares issued and outstanding	4,538	4,538
Additional paid-in capital	4,530	4,530
Retained earnings	452	276

Realized shareholders’ equity	9,520	9,344
Accumulated other comprehensive income (loss)	(56)	30

Total shareholders’ equity	9,464	9,374

Total liabilities and shareholders’ equity	$138,758	$130,550

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.

Consolidated Statements of Operations
For the quarters ended March 31, 2002 and 2001
(Unaudited)

(Tabular amounts are in thousands except per share amounts)

	2002	2001

Interest income:
Interest and fees on loans	$1,905	$1,787
Interest on investment securities	185	266
Interest on federal funds sold	15	95

Total interest income	2,105	2,148

Interest expense:
Interest on negotiable order of withdrawal accounts	35	43
Interest on money market demand accounts	89	134
Interest on savings deposits	3	3
Interest on certificates of deposit	690	1,078

Total interest expense on deposits	817	1,258
Interest on subordinated convertible capital debentures	48	59
Interest on short-term borrowings and advances from FHLB	25	42

Total interest expense	890	1,359

Net interest income	1,215	789
Provision for possible loan losses	—	13

Net interest income after provision for possible loan losses	1,215	776

Non-interest income:
Service charges on deposits	21	5
Insufficient fund income	140	109
Mortgage loan origination fees	46	51
Brokerage fees	55	39
Other fees and commissions	25	14
Increase in cash surrender value of officers’ life insurance	24	21
Other non-interest income	47	30

Total non-interest income	358	269

Non-interest expense:
Salaries and employee benefits	675	492
Occupancy expenses, net	79	63
Furniture and equipment expense	88	63
Advertising expenses	43	40
Data processing expenses	94	74
Other non-interest expense	317	243

Total non-interest expense	1,296	975

Income before income taxes	277	70
Income tax expense	101	18

Net income	$176	$52

Earnings per share:
Basic:
Net income	$0.19	$0.06

Diluted:
Net income	$0.18	$0.06

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.

Consolidated Statements of Cash Flows
For the quarters ended March 31, 2002 and 2001
(Unaudited)

(Tabular amounts are in thousands)

	2002	2001

Operating activities:
Net income	$176	$52
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for possible loan losses	—	13
Provision for depreciation, amortization and accretion, net	121	61
Stock dividend on Federal Home Loan Bank stock	(4)	(4)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(84)	232
Increase in cash surrender value of officers’ life insurance	(24)	(21)
Increase in deferred tax asset	(21)	(3)
Decrease (increase) in other assets	3	(162)
Increase (decrease) in accrued interest payable	(7)	72
Increase (decrease) in accrued expenses and other liabilities	(245)	30

Net cash provided by (used in) operating activities	(85)	270

Investing activities:
Purchase of securities available for sale	(7,793)	(12,312)
Maturities and calls of securities available for sale	6,000	10,500
Maturities and calls of securities held to maturity	—	6,850
Increase in loans, net	(1,483)	(2,529)
Additions to premises and equipment	(5)	(8)

Net cash provided by (used in) investing activities	(3,281)	2,501

Financing activities:
Net increase in deposits	8,877	912
Net decrease in short-term borrowings	(507)	(2,107)

Net cash provided by (used in) financing activities	8,370	(1,195)

Net decrease in cash and cash equivalents	5,004	1,576

Cash and cash equivalents at the beginning of the period	5,385	8,524

Cash and cash equivalents at the end of the period	$10,389	$10,100

Supplemental disclosure of other cash flow information:

Cash paid during the quarter for:
Interest	$897	$1,287

Income taxes	$50	$95

Non-cash transactions:
Increase in unrealized gain (loss) on securities available for sale	$(138)	$34

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 2001
(Unaudited)

(1)	Basis of Presentation

     The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Bank of Murfreesboro (Bank), which is a full service bank, and its wholly owned subsidiaries; Bank M Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Bank M Investment Center, Inc (BIC), HometownWorld, Inc. (HTW), and Bank M (BM). The consolidated financial statements also include BMG’s wholly owned subsidiary, Bank M Mortgage Trust, Inc. (BMT), and its formerly 51% controlled limited liability companies; Realty Financial Services, LLC (RFS) and Woodmont Financial Services, LLC (WFS). BIC, HTW, BM and WFS were formed during the year ended December 31, 2001. During 2001, BMG acquired the other 50% interest in BMT and sold 49% interests in RFS and WFS. BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for the Bank, BMT, RFS and WFS. BMT, RFS and WFS originate mortgage loans for sale to third parities as loan correspondents. BIC, HTW and BM had minimal activity during the quarter ended March 31, 2002. On February 1, 2002, BMG sold its 51% controlling interest in RFS and WFS for its recorded carrying value plus $25,000. BMG may receive up to $50,000 additional compensation from allocation of 25.5% of any future net profits subject to certain conditions. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of operations for the quarters ended March 31, 2002 and 2001, and changes in cash flows for the quarters ended March 31, 2002 and 2001. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)	Comprehensive Income

     Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended March 31, 2002 and 2001, respectively.

		Tax	Net of
	Pre-Tax	(Expense)	Tax
	Amount	Benefit	Amount

	(In thousands)
Quarter ended March 31, 2002:

Net unrealized loss on securities available for sale	$(138)	$52	$(86)

Other comprehensive loss	$(138)	$52	$(86)

Quarter ended March 31, 2001:

Net unrealized gain on securities available for sale	$34	$(13)	$21

Other comprehensive income	$34	$(13)	$21

(3)	Earnings Per Share

     The weighted average number of common shares outstanding during the quarters ended March 31, 2002 and 2001 was 907,609. The effect of dilutive common stock options was 18,863 shares for the quarter ended March 31, 2002. The dilutive effect of common stock options is estimated at 17,800 for the quarter ended March 31, 2001. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive for the quarter ended March 31, 2001, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares. For the quarter ended March 31, 2002, the effect of the subordinated convertible capital debentures was to reflect the issuance of 240,000 shares of common stock and a reduction in interest expense of $48,000 and an additional tax expense of $18,000.

PART I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

Summary

     Net income for the quarter ended March 31, 2002 was $176,000 and the net income for the quarter ended March 31, 2001 was $52,000.

Financial Condition

     Earning Assets. Average earning assets for the quarter ended March 31, 2002 totaled $122,452,000, which represented 91.8% of average total assets. Earning assets totaled $127,328,000 at March 31, 2002. Average earning assets for the quarter ended March 31, 2001 totaled $103,783,000, which represented 89.2% of average total assets. Earning assets totaled $102,398,000 at March 31, 2001.

     Loan Portfolio. The Company’s average loans for the quarter ended March 31, 2002 were $97,507,000 and for the quarter ended March 31, 2001 were $78,879,000. The balance in total loans at March 31, 2002 was $98,981,000 and $81,416,000 at March 31, 2001.

     Investment Portfolio. The Company’s investment securities portfolio averaged $21,478,000 for the quarter ended March 31, 2002 and $17,779,000 for the quarter ended March 31, 2001. The portfolio totaled $21,987,000 at March 31, 2002 and $17,941,000 at March 31, 2001.

     The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: “Held to Maturity” and “Available for Sale.” The “Available for Sale” securities are carried at fair market value, whereas the “Held to Maturity” securities are carried at amortized book value.

     At March 31, 2002, the unrealized loss in the “Available for Sale” portfolio amounted to $91,000 and there was an unrealized gain of $34,000 at March 31, 2001. The average balance of securities “Available for Sale” during the quarter ended March 31, 2002 was $21,478,000 and the balance at March 31, 2002 was $21,987,000. There were no securities classified as “Held to Maturity” during the quarter ended March 31, 2002. The average balance of securities “Available for Sale” during the quarter ended March 31, 2001 was $12,589,000 and the balance at March 31, 2001 was $15,942,000. The average balance of securities “Held to Maturity” during the quarter ended March 31, 2001 was $5,190,000 and the balance at March 31, 2001 was $1,999,000.

     Deposits. The Company’s average deposits were $114,050,000 for the quarter ended March 31, 2002. This included average non-interest-bearing deposits of $8,790,000, average certificates of deposit of $72,838,000, average saving deposits of $1,086,000 and average interest-bearing transaction accounts of $31,336,000. The Company’s average deposits for the quarter ended March 31, 2001 were $99,402,000. This included average non-interest-bearing deposits of $6,518,000, average certificates of deposit of $68,821,000, average savings deposits of $762,000 and average interest-bearing transaction accounts of $23,841,000. Deposits at March 31, 2002 were $119,894,000 and $101,002,000 at March 31, 2001.

     Capital Resources. Shareholders’ equity totaled $9,464,000 at of March 31, 2002. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $452,000 and other comprehensive loss in the form of an unrealized loss on securities available for sale of $56,000.

     Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures (“debentures) during September 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. The debentures contain a floor of 6.5% for the average rate for the period. Interest expense for the quarter ended March 31, 2002 on the debentures totaled $48,000 and $59,000 for the quarter ended March 31, 2001.

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

     The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At March 31, 2002 and March 31, 2001, the Company had $3,500,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at March 31, 2002 or March 31, 2001.

     Because of the level of capital obtained in formation and from the funds derived from the long-term debt issued in September 1999, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

Results of Operations

     Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

     Net interest income for the quarter ended March 31, 2002 totaled $1,215,000. This was the result of interest income of $2,105,000 and interest expense of $890,000. Interest income produced by the loan portfolio totaled $1,905,000, interest income on investment securities totaled $185,000 and interest income on federal funds totaled $15,000. Interest expense included $690,000 of interest expense on certificates of deposit, interest expense of $35,000 on interest-bearing transaction accounts, interest expense of $89,000 on money market demand accounts, interest expense on savings accounts of $3,000, interest expense on short-term borrowings of $5,000, interest expense on advances from the FHLB of Cincinnati of $20,000 and interest expense on subordinated convertible debentures of $48,000.

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

     The net interest margin for the quarter ended March 31, 2002 was 4.02%. The net cost of funds, defined as interest expense divided by average-earning assets, was 2.95% and the yield on earning assets was 6.97% for the quarter ended March 31, 2002. The net interest margin for the quarter ended March 31, 2001 was 3.08%. The net cost of funds for the quarter ended March 31, 2001 was 5.31% and the yield on earning assets was 8.39%.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended March 31, 2002 was 3.81% and for the quarter ended March 31, 2001 was 2.86%.

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

     Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a quarterly basis. The Company’s policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears, unless there is sufficient collateral to justify continued accrual.

     The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and non-performing loans, specific known risk, the status and amount of non-performing assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

     While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Management believes that the $979,000 at March 31, 2002 and $1,000,000 at December 31, 2001 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

     Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company’s policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless there is reason to believe the collection of principal and interest is fairly certain. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis.

     There were no impaired loans or foreclosed real estate held for sale at March 31, 2002 or at December 31, 2001. Loans on non-accrual status at March 31, 2002 totaled $137,000 and at December 31, 2001 totaled $59,000.

     Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer’s life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $269,000 for the quarter ended March 31, 2001. This included $5,000 from service charges on deposit accounts, other fees and commissions of $14,000, $21,000 from the increase in the cash surrender value of officers’ life insurance, insufficient fund income of $109,000, mortgage loan origination fees of $51,000, brokerage fees of $39,000 and $30,000 of other non-interest income. There were no gains or losses on securities during the quarter ended March 31, 2001.

     Non-interest income totaled $358,000 for the quarter ended March 31, 2002. This included $21,000 on service charge on deposit accounts, other fees and commissions of $25,000, $24,000 from the increase in the cash surrender value of the officers’ life insurance, insufficient fund income of $140,000, mortgage loan origination fees of $46,000, brokerage fees of $55,000 and $22,000 of other non-interest income including a $25,000 gain from the sale of mortgage company subsidiaries. There were no gains or losses on securities during the quarter ended March 31, 2002.

     Non-interest Expenses. Non-interest expense for the quarter ended March 31, 2002 totaled $1,296,000. Salaries and employee benefits for the quarter ended March 31, 2002 totaled $675,000. Occupancy expenses for the quarter ended March 31, 2002 totaled $79,000 while furniture and equipment expenses totaled $88,000. Advertising expenses totaled $43,000 and data processing expenses totaled $94,000. Other non-interest expenses totaled $317,000.

     Non-interest expense for the quarter ended March 31, 2001 totaled $975,000. Salaries and employee benefits for the quarter ended March 31, 2001 totaled $492,000. Occupancy expense for the quarter ended March 31, 2001 totaled $63,000 while furniture and equipment expense totaled $63,000. Advertising expenses totaled $40,000 and data processing expenses totaled $74,000. All other non-interest expenses totaled $243,000 for the quarter ended March 31, 2001. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

     Income Taxes. For the quarter ended March 31, 2002 the Company incurred $101,000 of income tax expenses. For the quarter ended March 31, 2001 the Company incurred income tax expenses of $18,000. The effective tax rates were 36.5% and 25.7% for the quarters ended March 31, 2002 and 2001, respectively.

Return on Equity and Assets

     Return on assets (net income divided by average total assets) for the quarter ended March 31, 2002 was 0.54%. Return on equity (net income divided by average equity) for the quarter ended March 31, 2002 was 7.54%. Equity to assets (average equity divided by average total assets) for the quarter ended March 31, 2002 was 7.09%. There were no dividends paid during the quarter ended March 31, 2002, so no dividend payout ratio is presented.

     Return on assets for the quarter ended March 31, 2001 was 0.18%. Return on equity for the quarter ended March 31, 2001 was 2.33%. Equity to assets for the quarter ended March 31, 2001 was 7.77%. There were no dividends paid during the quarter ended March 31, 2001 so no dividend payout ratio is presented.

Effects of Inflation and Changing Prices

     Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Average Balance Sheet and Net Interest Income

     The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2002 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

	(Fully taxable equivalent - dollars in thousands)
Assets:
Interest-earning assets:
Loans	$97,507	$1,905	7.92%
U.S. Treasury and other U.S. government agencies	21,478	185	3.49%
States and municipalities	—	—	N/A
Federal funds sold	3,467	15	1.75%
Interest bearing deposits with other financial institutions	—	—	N/A

Total interest-earning assets/interest income	122,452	2,105	6.97%

Cash and due from banks	3,174
Other assets	8,800
Allowance for possible loan losses	(1,012)

Total assets	$133,414

Liabilities and shareholders’ equity:

Interest-bearing liabilities:
Demand deposits and savings accounts	$32,422	127	1.59%
Certificates of deposit	72,838	690	3.84%
Short-term borrowings	1,899	5	1.07%
Advances from FHLB	4,000	20	2.03%
Subordinated convertible capital debentures	3,000	48	6.49%

Total interest-bearing liabilities/interest expense	114,159	890	3.16%

Non-interest-bearing demand deposits	8,790
Other liabilities	1,000
Shareholders’ equity	9,465

Total liabilities and shareholders’ equity	$133,414

Net interest earnings		$1,215

Net interest income on interest-earning assets			4.02%

Taxable equivalent adjustment: N/A

     The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2001 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

	(Fully taxable equivalent - dollars in thousands)
Assets:

Interest-earning assets:

Loans	$78,879	$1,787	9.19%
U.S. Treasury and other U.S. government agencies	17,779	266	6.07%
States and municipalities	—	—	N/A
Federal funds sold	7,125	95	5.43%

Total interest-earning assets/interest income	103,783	2,148	8.39%

Cash and due from banks	5,233
Other assets	8,289
Allowance for possible loan losses	(946)

Total assets	$116,359

Liabilities and shareholders’ equity:

Interest-bearing liabilities:
Demand deposits and savings accounts	$24,603	180	2.97%
Certificates of deposit	68,281	1,078	6.41%
Short-term borrowings	3,653	42	4.61%
Subordinated convertible capital debentures	3,000	59	8.03%

Total interest-bearing liabilities/interest expense	99,537	1,359	5.54%

Non-interest-bearing demand deposits	6,518
Other liabilities	1,260
Shareholders’ equity	9,044

Total liabilities and shareholders’ equity	$116,359

Net interest earnings		$789

Net interest income on interest-earning assets			3.08%

Taxable equivalent adjustment:		N/A

     The following table presents changes in the Company’s various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended March 31, 2002 to the quarter ended March 31, 2001 (in thousands).

				Increase
		Increase	Increase	(Decrease)
		(Decrease)	(Decrease)	Due to
	Increase	Due to	Due to	Rate and
	(Decrease)	Volume	Rate	Volume

ASSETS
Federal funds sold	$(80)	$(49)	$(65)	$34
Investment securities:
Available for sale	(5)	131	(113)	(23)
Held to maturity	(76)	(76)	—	—

Investment securities	(81)	55	(113)	(23)

Loans	118	422	(247)	(57)

Total interest earning assets	(43)	428	(425)	(46)

LIABILITIES

Demand deposits and savings accounts	(53)	57	(84)	(26)
Certificates of deposits	(388)	72	(433)	(27)

Total interest bearing deposits	(441)	129	(517)	(53)

Short-term borrowings	(17)	14	(26)	(5)
Long-term debt	(11)	—	(11)	—

Total interest bearing liabilities	(469)	143	(554)	(58)

Total	$426	$285	$129	$12

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

Assets

     The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company’s interest-earning assets by category at March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002	December 31, 2001

Interest-bearing deposits with banks	$—	$—
Investment securities	21,987	20,309
Federal funds sold	6,360	1,675
Loans:
Real estate	74,156	73,319
Commercial and other	24,502	23,906

Total loans	98,658	97,225

Interest-earning assets	$127,005	$119,209

Investment Portfolio

     The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company’s investment philosophy of maintaining flexibility to manage the portfolio. At March 31, 2002, approximately $21,987,000 of investment securities was classified as available for sale and at December 31, 2001, approximately $20,309,000 of investment securities was classified as available for sale. Approximately $91,000 of unrealized loss and $47,000 of unrealized gain was included in shareholders’ equity related to the available for sale investment securities as of March 31, 2002 and December 31, 2001, respectively. There were no of securities at March 31, 2002 and December 31, 2001 classified as held to maturity, respectively.

     At March 31, 2002, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company’s investment portfolio at March 31, 2002 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
U.S. Treasury	$1,003	$995
U.S. Government agencies	20,400	20,317
States and political subdivisions	—	—
Other securities	—	—

Total available for sale debt securities	21,403	21,312
Federal Reserve Bank stock	351	351
Federal Home Loan Bank stock	324	324

Total available for sale	22,078	21,987

Total investment portfolio	$22,078	$21,987

     At December 31, 2001, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company’s investment portfolio at December 31, 2001 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
U.S. Treasury	$1,003	$1,003
U.S. Government agencies	18,588	18,635
States and political subdivisions	—	—
Other securities	—	—

Total available for sale — debt securities	19,591	19,638

Federal Reserve Bank stock	351	351
Federal Home Loan Bank Stock	320	320

Total available for sale	20,262	20,309

Total investment portfolio	$20,262	$20,309

     The following table presents the maturity distribution of the carrying value and estimated fair value of the Company’s investment portfolio at March 31, 2002. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

	Amortized	Estimated	Weighted
	Cost	Fair Value	Average Yield

Available for sale:
U.S. Treasuries:	$—	$—	N/A
Due after 1 year within 5 years	1,003	995	3.09%
U.S. Government agencies:
Due within 1 year	3,096	3,091	2.44%
Due after 1 year but within 5 years	17,304	17,226	3.21%
Due after 5 years but within 10 years	—	—	N/A
Due after 10 years	—	—	N/A

Total	21,403	21,312	3.09%

States and political subdivisions	—	—	N/A
Other	—	—	N/A

Total investments available for sale-debt securities	21,403	21,312	3.09%

Total investment portfolio-debt securities	$21,403	$21,312	3.09%

     The following table presents the maturity distribution of the carrying value and estimated fair value of the Company’s investment portfolio at December 31, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

	Amortized	Estimated	Weighted
	Cost	Fair Value	Average Yield

Available for sale:
U.S. Treasuries	$—	$—	N/A
Due after 1 year within 5 years	1,003	1,003	3.09%
U.S. Government agencies:
Due within 1 year	9,064	9,089	3.71%
Due after 1 year but within 5 years	9,524	9,546	3.44%
Due after 5 years but within 10 years	—	—	N/A
Due after 10 years	—	—	N/A

Total	19,591	19,638	3.54%

States and political subdivisions	—	—	N/A
Other	—	—	N/A

Total investments available for sale-debt securities	19,591	19,638	3.54%

Total investment portfolio-debt securities	$19,591	$19,638	3.54%

Investment Policy

     The objective of the Company’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank’s market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. In doing so, the Company balances the market and credit risk against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The Investment Committee is comprised of the president and three other directors. The President is authorized to execute security transactions for the investment portfolio and to make decisions on purchases and sales of securities. All the investment transactions occurring since the previous board of directors’ meeting are reviewed by the board at its next monthly meeting. Limitations on the Committee’s investment authority include: (a) investment in any one municipal security may not exceed 20% of equity capital; (b) the entire investment portfolio may not increase or decrease by more than 10% in any one month; (c) investments in obligations of the State of Tennessee may not exceed 30% of equity capital; and (d) investment in mortgage-backed securities may not exceed more than 40% of equity capital. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

Loan Portfolio

     The following table sets forth the composition of the Company’s loan portfolio at March 31, 2002 (dollars in thousands).

		Percent of
	Balance	Total Loans

Real estate loans:
Construction and land development	$7,746	7.9%
Secured by residential properties	40,180	40.7%
Secured by commercial real estate	26,230	26.6%

Total real estate loans	74,156	75.2%

Commercial and industrial loans	6,113	6.2%
Other consumer loans	18,389	18.6%

Total loans	98,658	100.0%
Unamortized premiums and net deferred loan costs	323	N/A
Allowance for possible loan losses	(979)	N/A

Net loans	$98,002	N/A

     The following table sets forth the composition of the Company’s loan portfolio at December 31, 2001 (dollars in thousands).

		Percent of
	Balance	Total Loans

Real estate loans:
Construction and land development	$6,697	10.4%
Secured by residential properties	39,968	38.8%
Secured by commercial real estate	26,654	21.3%

Total real estate loans	73,319	70.5%

Commercial and industrial loans	5,406	11.1%
Other consumer loans	18,500	18.4%

Total loans	97,225	100.0%
Unamortized premiums and net deferred loan costs	294	N/A
Allowance for possible loan losses	(1,000)	N/A

Net loans	$96,519	N/A

     The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company’s loan portfolio at March 31, 2002 (in thousands).

	Maturity Range

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total

Loan maturity:
Real estate construction loans	$5,005	$2,741	$—	$7,746
Real estate mortgage loans	33,223	28,475	4,712	66,410
Commercial and industrial loans	4,218	1,461	434	6,113
All other loans	6,081	10,174	2,134	18,389

Total loans	$48,527	$42,851	$7,280	$98,658

Loan interest rate sensitivity:

Predetermined interest rates	$5,071	$18,754	$7,280	$31,105
Floating or adjustable interest rates	43,456	24,097	—	67,553

Total	$48,527	$42,851	$7,280	$98,658

     The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company’s loan portfolio at December 31, 2001 (in thousands).

	Maturity Range

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total

Loan maturity:
Real estate construction loans	$3,069	$3,628	$—	$6,697
Real estate mortgage loans	14,629	46,143	5,850	66,622
Commercial and industrial loans	2,016	3,292	98	5,406
All other loans	8,217	4,164	6,119	18,500

Total loans	$27,931	$57,227	$12,067	$97,225

Loan interest rate sensitivity:

Predetermined interest rates	$7,847	$20,816	$12,067	$40,730
Floating or adjustable interest rates	20,084	36,411	—	56,495

Total	$27,931	$57,227	$12,067	$97,225

Loan Policy

     All lending activities of the Bank are under the direct supervision and control of the Bank’s Board with secondary authority vested in the Executive Committee. The Senior Loan Committee, which consists of the president, one other director and two senior lending officers, enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. The loan portfolio consists primarily of real estate, commercial, small business, residential construction and consumer installment loans. Maturity of term loans is normally limited to 15 years. Conventional real estate loans may be made up to 80% of the appraised value or purchase cost of the real estate for no more than a 30-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

     The Bank board at its regularly scheduled meetings reviews all new loans made the preceding month and discusses and approves any loans that exceed a loan officer’s authority. Loans that are 30 days or more past due are reviewed monthly.

     The Loan Committee of the Bank periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. Each loan officer is responsible for monitoring and collecting his or her own loan portfolio. Loan Committee review may result in a determination that a loan should be placed on a nonaccrual status for income recognition, subject to Bank Board approval. In addition, to the extent that management identifies potential losses in the loan portfolio and reduces the book value of such loans through charge-offs, to their estimated collectible value, the Company’s policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due, unless there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. In addition, a loan will be classified as nonaccrual if, in the opinion of the Loan Committee, based upon a review of the borrower’s or guarantor’s financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

     When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management’s opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and finally to income.

     The large number of consumer installment loans and the relatively small dollar amount of each make an individual review impracticable. It is the Company’s policy to charge off any consumer installment loan that is past due 90 days or more and is not adequately collateralized.

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

     Management’s objective in establishing lending and investment standards is to manage the risk of loss and to provide for income generation through pricing policies. To effectuate this policy, the Company makes commercial real estate loans with a three-year or less fixed maturity, which may be amortized over a maximum of 15 years.

     The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Company’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for possible losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

     The allowance for possible loan losses is increased by provisions charged to operating expense. The allowance for possible loan losses is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting allowance for possible loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management’s opinion, is adequate to provide for reasonably foreseeable potential loan losses. The risk associated with loans varies with the creditworthiness of the borrower, the type of loan (consumer, commercial or real estate) and its maturity. Cash flow adequate to support a repayment schedule is an element considered for all types of loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. Management believes the allowance for possible loan losses is adequate to absorb such anticipated charge-offs.

     Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $979,000 as of March 31, 2002 or 1.0% of loans outstanding. The allowance for possible loan losses was $1,000,000 as of December 31, 2001, or 1.0% of loans outstanding. No provision for possible loan losses was charged against earnings during the first quarter of 2002. The provision for possible loan losses charged against earnings during the year ended December 31, 2000 was $123,000. Net charge-offs during 2001 were $65,000 (consisting of charge-offs of $73,000 and recoveries of $8,000.) Net charge-offs during the first quarter of 2002 was $21,000 (consisting of charge-offs of $46,000 and recoveries of $25,000.)

      No loans were past due 90 days or more and still accruing interest at March 31, 2002 or at December 31, 2001. There were $137,000 of loans classified as non-accrual at March 31, 2002 and $59,000 of loans were classified as non-accrual at December 31, 2001. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at March 31, 2002 or at December 31, 2001.

Deposits

     The Company’s primary sources of funds are interest-bearing deposits. The following table sets forth the Company’s deposit structure at March 31, 2002 and December 31, 2001 (in thousands):

	March 31,	December 31,
	2002	2001

Non-interest-bearing deposits:
Individuals, partnerships and corporations	$10,243	$7,969
U. S. Government and states and political subdivisions	—	—
Certified and official checks	474	497

Total non-interest-bearing deposits	10,717	8,466

Interest-bearing deposits:
Interest-bearing demand accounts	33,579	30,429
Saving accounts	1,240	1,016
Certificates of deposit, less than $100,000	44,600	43,302
Certificates of deposit, $100,000 or greater	29,758	27,804

Total interest-bearing deposits	109,177	102,551

Total deposits	$119,894	$111,017

     The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the quarter ended March 31, 2002 and the year ended December 31, 2001 (dollars in thousands):

	Quarter Ended		Year Ended
	March 31, 2002		December 31,2001

Non-interest-bearing deposits	$8,790	N/A	$7,350	N/A
Interest-bearing demand deposits	31,336	1.60%	27,370	2.47%
Savings accounts	1,086	1.00%	861	1.20%
Certificates of deposit	72,838	3.85%	67,370	5.70%

Total deposits	$114,050	3.15%	$102,951	4.40%

     At March 31, 2002, certificates of deposits greater than $100,000 aggregated approximately $29,758,000. The following table indicates, as of March 31, 2002, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

	3 Months	3 to 12	1 to 5	Over 5
	or less	Months	Years	Years

Certificates of deposit	$11,934	$15,159	$2,665	$—

     At December 31, 2001, certificates of deposits greater than $100,000 aggregated approximately $27,804,000. The following table indicates, as of December 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

	3 Months	3 to 12	1 to 5	Over 5
	or less	Months	Years	Years

Certificates of deposit	$7,919	$15,380	$4,505	$—

Liquidity

     Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company’s liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified funding base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

     The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 2001 was 85.6% and for the quarter ended March 31, 2002 was 85.5%.

Capital Adequacy

     Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of the Company’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans. The Federal Reserve Board and FDIC have adopted capital guidelines governing the activities of bank holding companies and banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

     The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholders’ equity less goodwill and excess tax assets, and Tier II capital which is primarily the qualifying portion of the allowance for possible loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill and excess tax assets. In 1999, the ratio was modified to reduce Tier 1 Capital by the amount of investments in unconsolidated subsidiaries.

     The following table gives the various capital ratios and balances at March 31, 2002 and December 31, 2001 (dollars in thousands) for the Company:

	March 31, 2002	December 31, 2001

Capital:
Tier I capital:
Shareholders’ equity	$9,520	$9,344
Less excess tax assets	340	319

Total Tier I capital	9,180	$9,025

Tier II capital:
Qualifying debt	3,000	3,000
Qualifying allowance for loan losses	979	1,000

Total Tier II capital	3,979	4,000

Total capital	$13,159	$13,025

Risk-adjusted assets	$102,362	$101,689

Quarterly average assets	$133,414	$122,681

Ratios:
Tier I capital to risk-adjusted assets	9.0%	8.9%
Tier II capital to risk-adjusted assets	3.9%	3.9%
Total capital to risk-adjusted assets	12.9%	12.8%
Leverage — Tier I capital to quarterly average assets	6.9%	7.4%

     The following table gives the various capital ratios and balances at March 31, 2002 and at December 31, 2001 (dollars in thousands) for the Bank:

	March 31, 2002	December 31, 2001

Capital:
Tier I capital:
Shareholders’ equity	$12,152	$11,734
Less excess tax assets	335	304

Total Tier I capital	11,817	11,430

Tier II capital:
Qualifying debt	—	—
Qualifying allowance for loan losses	979	942

Total Tier II capital	979	942

Total capital	$12,796	$12,372

Risk-adjusted assets	$102,401	$86,189

Quarterly average assets	$133,414	$112,964

Ratios:
Tier I capital to risk-adjusted assets	11.5%	13.3%
Tier II capital to risk-adjusted assets	1.0%	1.1%
Total capital to risk-adjusted assets	12.5%	14.4%
Leverage — Tier I capital to quarterly average assets	8.9%	10.1%

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

	Total Risk-Based	Tier I Risk-Based	Leverage
	Capital Ratio	Capital Ratio	Ratio

Well-capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	2% or less

     On March 31, 2002 and December 31, 2001, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

Short-term Borrowings:

     Short-term borrowings at March 31, 2002 and December 31, 2001 is comprised of the following (tabular amounts are in thousands):

	March 31,	Dec. 31,
	2002	2001

Securities sold under agreement to repurchase (securities underlying the repurchase agreements — obligations of U.S. Government agencies and corporations with amortized cost of approximately $2,967,000 and $3,472,000 at March 31, 2002 and December 31, 2001, respectively, and estimated fair values of $2,959,000 and $3,489,000 at March 31, 2002 and December 31, 2001, respectively)	$1,419	$1,926

     The Bank pays interest on these repurchase agreements at approximately 0.50% below the federal funds rate. These repurchase agreements have maturities of one day.

     Securities sold under agreement to repurchase averaged approximately $1,899,000 during the quarter ended March 31, 2002 and $2,300,000 during the year ended December 31, 2001 and the maximum amount outstanding at any month end during these periods was approximately $1,694,000 and $3,660,000, respectively.

     The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

Property Acquisitions:

     The Company began in March 2001 to renovate an existing building to serve as a branch in Smyrna, Tennessee. The property is leased and opened for business in May 2001. The estimated cost to renovate the existing building did not exceed $100,000. No other significant property acquisitions are planned for the next year.

Personnel:

     The Company decreased the number of employees from sixty-six at December 31, 2001 to sixty at March 31, 2002.

     The Company anticipates increasing the number of employees during 2002 to approximately seventy employees to service the anticipated loan and deposit growth and related support services during the next twelve months.

Research and Development:

     The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

Foreign Transactions:

     The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT ON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Charter — incorporated by reference to Form 10SB filed April 30, 1998

By Laws — incorporated by reference to Form 10SB filed April 30, 1998

Instruments referring to Rights of Security Folders including Debentures — incorporated by reference to Form 10SB filed April 30, 1998 and Form 8A filed May 2, 2000

Material Contracts — incorporated by reference to Form 10SB filed April 30, 1998 and Form 10-KSB filed March 31, 1999

Statement re: Computation of per share earnings — Incorporated by reference to note 1 of the consolidated financial statements as of December 31, 2001 in Form 10-KSB filed April 1, 2002

(b)  No reports on Form 8-K have been filed during the quarter for which this report is filed

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Murfreesboro Bancorp, Inc.

(Registrant)

Date April 23, 2002

By	/s/ William L. Webb (Signature) * William L. Webb, Principal Accounting Officer and Chief Financial Officer

*  Print the name and title of each signing officer under his or her signature.