Form 10QSB
period 2002-06-30
MURFREESBORO BANCORP INC
filed 2002-07-18
CIK 1060303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period ended JUNE 30, 2002

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

Common stock outstanding: 907,609 shares at July 15, 2002.

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Murfreesboro Bancorp, Inc.

Consolidated Financial Statements
(Unaudited)

June 30, 2002

C O N T E N T S

Page
Number

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3-4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Murfreesboro Bancorp, Inc.
Consolidated Balance Sheets
As of June 30, 2002 (Unaudited) and December 31, 2001

(Tabular amounts are in thousands)

     ASSETS

	June 30,	December 31,
	2002	2001

Cash and due from banks	$3,047	$3,710
Federal funds sold	5,967	1,675

Total cash and cash equivalents	9,014	5,385

Securities available for sale	34,442	20,309

Total investment securities	34,442	20,309

Loans, less allowance for possible loan losses of $955,000 and $1,000,000, respectively	98,081	96,519
Premises and equipment, net	4,968	5,124
Accrued interest receivable	850	687
Officers’ life insurance — cash surrender value	1,874	1,825
Other assets	463	382
Other real estate	103	—
Deferred tax benefits	340	319

Total assets	$150,135	$130,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$129,720	$111,017
Short-term borrowings	2,081	1,926
Advances from Federal Home Loan Bank	4,000	4,000
Accrued interest payable	446	388
Accrued expenses and other liabilities	942	845
Subordinated convertible capital debentures	3,000	3,000

Total liabilities	140,189	121,176

Shareholders’ equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5.00 par value, 2,000,000 shares authorized and 907,609 shares issued and outstanding	4,538	4,538
Additional paid-in capital	4,530	4,530
Retained earnings	718	276

Realized shareholders’ equity	9,786	9,344
Accumulated other comprehensive income	160	30

Total shareholders’ equity	9,946	9,374

Total liabilities and shareholders’ equity	$150,135	$130,550

See notes to consolidated financial statements

Murfreesboro Bancorp, Inc.
Consolidated Statements of Operations
For the six months ended June 30, 2002 and 2001
(Unaudited)

(Tabular amounts are in thousands except per share amounts)

	2002	2001

Interest income:
Interest and fees on loans	$3,832	$3,709
Interest on taxable investment securities	426	474
Interest on federal funds sold	37	125

Total interest income	4,295	4,308

Interest expense:
Interest on negotiable order of withdrawal accounts	68	79
Interest on money market demand accounts	189	285
Interest on savings deposits	6	5
Interest on certificates of deposit	1,365	2,055

Total interest expense on deposits	1,628	2,424
Interest on short-term borrowings and advances from FHLB	52	64
Interest on subordinated convertible capital debentures	97	110

Total interest expense	1,777	2,598

Net interest income	2,518	1,710
Provision for possible loan losses	4	52

Net interest income after provision for possible loan losses	2,514	1,658

Non-interest income:
Service charges on deposits	33	18
Insufficient fund income	303	205
Other fees and commissions	59	42
Increase in cash surrender value of officers’ life insurance	68	42
Mortgage loan origination fees	78	177
Brokerage fees	121	88
Other non-interest income	62	151

Total non-interest income	724	723

Non-interest expense:
Salaries and employee benefits	1,377	1,123
Occupancy expenses, net	166	126
Furniture and equipment expense	185	140
Advertising expenses	73	77
Data processing expenses	210	145
Other non-interest expense	572	534

Total non-interest expense	2,583	2,145

Income before income taxes	655	236
Income tax expense	213	77

Net income	$442	$159

Earnings per share:
Basic:
Net income	$0.49	$0.18

Diluted:
Net income	$0.43	$0.17

See notes to consolidated financial statements

Murfreesboro Bancorp, Inc.
Consolidated Statements of Operations
For the quarters ended June 30, 2002 and 2001
(Unaudited)

(Tabular amounts are in thousands except per share amounts)

	2002	2001

Interest income:
Interest and fees on loans	$1,927	$1,922
Interest on taxable investment securities	241	208
Interest on federal funds sold	22	30

Total interest income	2,190	2,160

Interest expense:
Interest on negotiable order of withdrawal accounts	33	36
Interest on money market demand accounts	100	151
Interest on savings deposits	3	2
Interest on certificates of deposit	675	977

Total interest expense on deposits	811	1,166
Interest on short-term borrowings and advances from FHLB	27	22
Interest on subordinated convertible capital debentures	49	51

Total interest expense	887	1,239

Net interest income	1,303	921
Provision for possible loan losses	4	39

Net interest income after provision for possible loan losses	1,299	882

Non-interest income:
Service charges on deposits	12	13
Insufficient fund income	163	96
Other fees and commissions	34	28
Increase in cash surrender value of officers’ life insurance	44	21
Mortgage loan origination fees	32	126
Brokerage fees	66	49
Other non-interest income	15	121

Total non-interest income	366	454

Non-interest expense:
Salaries and employee benefits	702	631
Occupancy expenses, net	87	63
Furniture and equipment expense	97	77
Advertising expenses	24	37
Data processing expenses	116	71
Other non-interest expense	261	291

Total non-interest expense	1,287	1,170

Income before income taxes	378	166
Income tax expense	112	59

Net income	$266	$107

Earnings per share:
Basic:
Net income	$0.29	$0.12

Diluted:
Net income	$0.25	$0.12

See notes to consolidated financial statements

Murfreesboro Bancorp, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2002 and 2001
(Unaudited)

(Tabular amounts are in thousands)

	2002	2001

Operating activities:
Net income	$442	$159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for possible loan losses	4	52
Provision for deferred taxes	(21)	(42)
Provision for depreciation, amortization and accretion, net	201	172
Stock dividend on FHLB stock	(8)	(8)
Changes in assets and liabilities:
Decrease in accrued interest receivable	163	163
Increase in cash surrender value of officers’ life insurance	(49)	(42)
Increase in other assets	(49)	(96)
Increase in accrued interest payable	58	17
Increase in accrued expenses and other liabilities	97	83

Net cash provided by operating activities	838	458

Investing activities:
Purchase of securities available for sale	(24,133)	(11,960)
Maturities and calls of securities available for sale	10,000	11,500
Maturities and calls of securities held to maturity	—	8,850
Increase in loans, net	(1,566)	(11,268)
Additions to premises and equipment	(368)	(184)

Net cash used by investing activities	(16,067)	(3,062)

Financing activities:
Net increase in deposits	18,703	4,127
Net increase in short-term borrowings	155	1,386

Net cash provided by financing activities	18,858	5,513

Net increase in cash and cash equivalents	3,629	2,909
Cash and cash equivalents at the beginning of the period	5,385	8,524

Cash and cash equivalents at the end of the period	$9,014	$11,433

Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest	$1,475	$2,581
Income taxes	$105	$100

Non-cash transactions:
Increase in unrealized gain on securities available for sale, net of taxes	$130	$3
Increase in other real estate	$103	—

See notes to consolidated financial statements

Murfreesboro Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)

(1)	Basis of Presentation
The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. (the Company) and its subsidiary, Bank of Murfreesboro (the Bank), which is a full service bank, and its wholly owned subsidiaries: Bank M Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Bank M Investment Center, Inc. (BIC), Hometown World, Inc (HTW), and Bank M( BM). The consolidated financial statements also include BMG’s wholly owned subsidiary, Bank M Mortgage Trust, Inc. (BMT), and its formerly 51% controlled limited liability companies; Realty Financial Services, LLC (RFS) and Woodmont Financial Services, LLC (WFS). BIC, HTW, BM, and WFS were formed during the year ended December 31, 2001. During 2001, BMG acquired the other 50% interest in BMT and sold 49% interests in RFS and WFS. BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for the Bank, BMT, RFS, and WFS. BMT, RFS, and WFS originate mortgage loans for sale to third parties as loan correspondents. BIC, HTW and BM had minimal activity during the quarter and six months ended June 30, 2002. On February 1, 2002, BMG sold its 51% controlling interest in RFS and WFS for its recorded carrying value plus $25,000. BMG may receive up to $50,000 additional compensation from allocations of 25.5% of any future net profits subject to certain conditions. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the six months and the quarters ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the six months ended June 30, 2002 and 2001, respectively.

		Tax	Net of
	Pre-Tax	Expense	Tax
	Amount	(Benefit)	Amount

	(In thousands)
Six months ended June 30, 2002:
Net unrealized gain on securities available for sale	$210	$80	$130

Other comprehensive income	$210	$80	$130

Six months ended June 30, 2001:
Net unrealized gain on securities available for sale	$63	$38	$25

Other comprehensive income	$63	$38	$25

The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended June 30, 2002 and 2001, respectively.

		Tax	Net of
	Pre-Tax	Expense	Tax
	Amount	(Benefit)	Amount

	(In thousands)
Quarter ended June 30, 2002:
Net unrealized gain on securities available for sale	$348	$132	$216

Other comprehensive income	$348	$132	$216

Quarter ended June 30, 2001:
Net unrealized loss on securities available for sale	$(4)	$(2)	$(2)

Other comprehensive loss	$(4)	$(2)	$(2)

(3)	Earnings Per Share

The weighted average number of common shares outstanding during the six months and quarters ended June 30, 2002 and 2001 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarter ended June 30, 2001. The dilutive effect of common stock options is estimated at 24,981 for the quarter ended June 30, 2002. The effect of dilutive common stock options was 17,800 shares for the six months ended June 30, 2001. The dilutive effect of common stock options is estimated at 22,645 for the six months ended June 30, 2002. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive for the quarter and six months ended June 30, 2001, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares. For the quarter and six months ended June 30, 2002, the effect of the subordinated convertible capital debentures was to reflect the issuance of 240,000 shares of common stock and a reduction in interest expense of $49,000 and $97,000, and an additional tax expense of $19,000 and $37,000, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

Summary

Net income for the six months ended June 30, 2002 was $442,000 and the net income for the six months ended June 30, 2001 was $159,000.

Financial Condition

Earning Assets. Average earning assets for the six months ended June 30, 2002 totaled $127,368,000, which represents 92.1% of average total assets. Average earning assets for the six months ended June 30, 2001 totaled $103,552,000, which represented 88.5% of average total assets. Earning assets totaled $139,035,000 at June 30, 2002 and $119,209,000 at December 31, 2001.

Loan Portfolio. The Company’s average loans for the six months ended June 30, 2002 were $98,666,000 and for the six months ended June 30, 2001 were $81,938,000. The balance in total loans at June 30, 2002 was $99,036,000, $97,225,000 at December 31, 2001 and $90,150,000 at June 30, 2001.

Investment Portfolio. The Company’s investment securities portfolio averaged $24,383,000 for the six months ended June 30, 2002 and $16,673,000 for the six months ended June 30, 2001. The portfolio totaled $34,442,000 at June 30, 2002, $20,309,000 at December 31, 2001 and $14,557,000 at June 30, 2001.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: “Held to Maturity” and “Available for Sale.” The “Available for Sale” securities are carried at fair market value, whereas the “Held to Maturity” securities are carried at amortized cost. At June 30, 2002, there was an unrealized gain in the “Available for Sale” portfolio of $257,000, an unrealized gain of $47,000 at December 31, 2001 and an unrealized gain of $51,000 at June 30, 2001.

The average balance of securities “Available for Sale” during the six months ended June 30, 2002 was $24,383,000 and the balance at June 30, 2002 was $34,442,000. The average balance of securities “Held to Maturity” during the six months ended June 30, 2002 was zero and there were no securities classified as “Held to Maturity” at June 30, 2002.

The average balance of securities “Available for Sale” during the six months ended June 30, 2001 was $16,673,000 and the balance at June 30, 2001 was $14,557,000. The average balance of securities “Available for Sale” during the quarter ended June 30, 2002 was $27,289,000 and $15,566,000 for the quarter ended June 30, 2001. The average balance of securities “Held to Maturity” during the six months ended June 30, 2001 and the balance at June 30, 2001 was zero. The average balance of securities “Held to Maturity” during the quarter ended June 30, 2002 was zero and $788,000 for the quarter ended June 30, 2001.

Deposits. The Company’s average deposits were $118,622,000 for the six months ended June 30, 2002. This included average non-interest-bearing deposits of $8,891,000, average certificates of deposit of $75,944,000, average saving deposits of $1,204,000 and average interest-bearing transaction accounts of $32,583,000.

The Company’s average deposits for the six months ended June 30, 2001 were $100,204,000. This included average non-interest-bearing deposits of $7,321,000, average certificates of deposit of $66,885,000, average savings deposits of $784,000 and average interest-bearing transaction accounts of $25,214,000. Deposits totaled $129,720,000 at June 30, 2002, $111,017,000 at December 31, 2001 and $104,217,000 at June 30, 2001.

Capital Resources. Shareholders’ equity totaled $9,946,000 as of June 30, 2002. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $718,000 and accumulated other comprehensive income in the form of an unrealized gain on securities available for sale of $160,000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures (debentures) during September 1999. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. There is a 6.5% floor on the average annual rate. Interest expense for the six months ended June 30, 2002 and 2001 on the debentures totaled $97,000 and $110,000, respectively.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At June 30, 2002 and December 31, 2001, the Company had $3,500,000 of federal funds purchase lines available at two correspondent banks. None of these lines were drawn at June 30, 2002 or December 31, 2001.

At June 30, 2001 and December 31, 2001, the Bank had a $6,865,000 secured line of credit with a regional bank. This line was not drawn. Investment securities with a par value of $7,500,000 were pledged toward this line of credit.

Because of the level of capital obtained in formation and from the funds derived from the long-term debt issued in September 1999, no additional capital funds or long-term debt are anticipated to be deemed necessary during the next twelve months.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the six months ended June 30, 2002 totaled $2,518,000. This was the result of interest income of $4,295,000 and interest expense of $1,777,000. Interest income produced by the loan portfolio totaled $3,832,000, interest income on investment securities totaled $426,000 and interest income on federal funds totaled $37,000. Interest expense included $1,365,000 of interest expense on certificates of deposit, interest expense of $68,000 on interest-bearing transaction accounts, interest expense of $189,000 on money market demand accounts, interest expense on savings accounts of $6,000, interest expense on short-term borrowings and advances from the FHLB of $52,000 and interest expense on subordinated convertible capital debentures of $97,000.

Net interest income for the six months ended June 30, 2001 totaled $1,710,000. This was the result of interest income of $4,308,000 and interest expense of $2,598,000. Interest income produced by the loan portfolio totaled $3,709,000, interest income on investment securities totaled $474,000, and interest income on federal funds totaled $125,000. Interest expense included $2,055,000 of interest expense on certificates of deposit, interest expense of $79,000 on interest-bearing transaction accounts, interest expense of $285,000 on money market demand accounts, interest expense of $5,000 on savings accounts, interest expense on short-term borrowings and advances from the FHLB of $64,000 and interest expense on subordinated convertible capital debentures of $110,000.

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

The net interest margin for the six months ended June 30, 2002 was 3.99%. The net cost of funds, defined as interest expense divided by average-earning assets, was 2.81% and the yield on earning assets was 6.80% for the six months ended June 30, 2002. The net interest margin for the six months ended June 30, 2001 was 3.33%. The net cost of funds for the six months ended June 30, 2001 was 5.06% and the yield on earning assets was 8.39%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the six months ended June 30, 2002 was 3.78% and for the six months ended June 30, 2001 was 3.09%.

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

Management believes that the $955,000 at June 30, 2002 and $1,000,000 at December 31, 2001 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans at June 30, 2002 or at December 31, 2001. There were no loans past due ninety days or more and still accruing interest at June 30, 2002 or December 31, 2001. Loans on non-accrual status at June 30, 2002 totaled $86,000 and $59,000 at December 31, 2001. Foreclosed real estate held for sale (other real estate) at June 30, 2002 totaled $103,000 and there was no other real estate at December 31, 2001

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer’s life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income.

Non-interest income totaled $724,000 for the six months ended June 30, 2002. This included $33,000 on service charge on deposit accounts, insufficient funds income of $303,000, other fees of $59,000, $68,000 from the increase in the cash surrender value of the officer’s life insurance and $261,000 of other non-interest income including brokerage income and mortgage loan origination fees. There were no gains or losses on securities during the six months ended June 30, 2002.

Non-interest income totaled $723,000 for the six months ended June 30, 2001. This included $18,000 from service charges on deposit accounts, insufficient funds income of $205,000, other fees of $42,000, $42,000 from the increase in the cash surrender value of the officer’s life insurance and $416,000 of other non-interest income, including brokerage income and mortgage loan origination fees. There were no gains or losses on securities during the six months ended June 30, 2001.

Non-interest Expenses. Non-interest expense for the six months ended June 30, 2002 totaled $2,583,000. Salaries and employee benefits for the six months ended June 30, 2002 totaled $1,377,000. Occupancy expenses for the six months ended June 30, 2002 totaled $166,000 while furniture and equipment expenses totaled $185,000. Other non-interest expenses totaled $855,000. Other non-interest expenses include advertising, data processing expenses, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the six months ended June 30, 2001 totaled $2,145,000. Salaries and employee benefits for the six months ended June 30, 2001 totaled $1,123,000. Occupancy expense for the six months ended June 30, 2001 totaled $126,000 while furniture and equipment expense totaled $140,000. All other non-interest expenses totaled $756,000 for the six months ended June 30, 2001. Other non-interest expenses include advertising, data processing expense, supplies and printing, telephone, postage, legal and audit.

Income Taxes. For the six months ended June 30, 2002 the Company incurred income tax expenses of $213,000 for an effective tax rate of 32.5%. For the six months ended June 30, 2001 the Company incurred income tax expenses of $77,000 for an effective tax rate of 32.6%. Approximately $68, 000 of income earned during the six months ended June 30, 2002 is exempt from income taxes and approximately $42,000 of income earned during the six months ended June 30, 2001 is exempt from income taxes.

Results of Operations for the Quarters Ended June 30, 2001 and 2000

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended June 30, 2002 totaled $1,303,000. This was the result of interest income of $2,190,000 and interest expense of $887,000. Interest income produced by the loan portfolio totaled $1,927,000, interest income on investment securities totaled $241,000 and interest income on federal funds totaled $22,000. The interest expense included $675,000 of interest expense on certificates of deposit, interest expense of $33,000 on interest-bearing transaction accounts, interest expense of $100,000 on money market demand accounts, interest expense on savings accounts of $3,000, interest expense on short-term borrowings and advances from FHLB of $27,000 and interest expense on subordinated convertible capital debentures of $49,000.

Net interest income for the quarter ended June 30, 2001 totaled $921,000. This was the result of interest income of $2,160,000 and interest expense of $1,239,000. Interest income produced by the loan portfolio totaled $1,922,000, interest income on investment securities totaled $208,000, and interest income on federal funds totaled $30,000. Interest expense included $977,000 of interest expense on certificates of deposit, interest expense of $36,000 on interest-bearing transaction accounts, interest expense of $151,000 on money market demand accounts, interest expense on savings accounts of $2,000. Further interest expense was incurred related to short-term borrowings and subordinated convertible capital debentures of $22,000 and $51,000, respectively.

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

The net interest margin for the quarter ended June 30, 2002 was 3.95%. The net cost of funds, defined as interest expense divided by average-earning assets, was 2.69% and the yield on earning assets was 6.64% for the quarter ended June 30, 2002. The net interest margin for the quarter ended June 30, 2001 was 3.58%. The net cost of funds for the quarter ended June 30, 2001 was 4.81% and the yield on earning assets was 8.39%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended June 30, 2002 was 3.75% and for the quarter ended June 30, 2001 was 3.36%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer’s life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income.

Non-interest income totaled $366,000 for the quarter ended June 30, 2002. This included $12,000 on service charge on deposit accounts, insufficient funds income of $163,000 other fees of $34,000, $44,000 from the increase in the cash surrender value of the officer’s life insurance and $113,000 of other non-interest income including brokerage income. There were no gains or losses on securities during the quarter ended June 30, 2002.

Non-interest income totaled $454,000 for the quarter ended June 30, 2001. This included $13,000 from service charges on deposit accounts, insufficient funds income of $96,000, other fees of $28,000, increase in cash surrender value of officers’ life insurance of $21,000 and $296,000 of other non-interest income including brokerage income. There were no gains or losses on securities during the quarter ended June 30, 2001.

Non-interest Expenses. Non-interest expense for the quarter ended June 30, 2002 totaled $1,287,000. Salaries and employee benefits for the quarter ended June 30, 2002 totaled $702,000. Occupancy expenses for the quarter ended June 30, 2002 totaled $87,000 while furniture and equipment expenses totaled $97,000. Other non-interest expenses totaled $401,000. Other non-interest expenses include advertising, data processing expenses, supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended June 30, 2001 totaled $1,170,000. Salaries and employee benefits for the quarter ended June 30, 2001 totaled $631,000. Occupancy expense for the quarter ended June 30, 2001 totaled $63,000 while furniture and equipment expense totaled $77,000. All other non-interest expenses totaled $399,000 for the quarter ended June 30, 2001 and included advertising, data processing expense, supplies and printing, telephone, postage legal and audit fees.

Income Taxes. For the quarter ended June 30, 2002 the Company incurred income tax expenses of $112,000 for an effective tax rate of 29.6%. For the quarter ended June 30, 2001 the Company incurred income tax expenses of $59,000 for an effective tax rate of 35.5%. Approximately $21,000 of income earned during the quarter ended June 30, 2001 is exempt from income taxes and approximately $44,000 of income earned during the six months ended June 30, 2002 is exempt from income taxes.

Return on Equity and Assets

Return on assets (net income divided by average total assets) for the six months ended June 30, 2002 was 0.64%. Return on assets for the six months ended June 30, 2001 was 0.27%. Return on assets for the quarter ended June 30, 2002 was 0.75% while return on assets for the quarter ended June 30, 2001 was 0.37%.

Return on equity (net income divided by average equity) for the six months ended June 30, 2002 was 9.29%. Return on equity for the six months ended June 30, 2001 was 3.49%. Return on equity for the quarter ended June 30, 2002 was 10.98% while return on equity for the quarter ended June 30, 2001 was 4.62%.

Equity to assets (average equity divided by average total assets) for the six months ended June 30, 2002 was 6.93%. Equity to assets for the six months ended June 30, 2001 was 7.85%. Equity to assets for the quarter ended June 30, 2002 was 6.79% while equity to assets for the quarter ended June 30, 2001 was 7.92%.

There were no dividends paid during the quarters or six months ended June 30, 2002 or 2001, so no dividend payout ratio is presented.

Effects of Inflation and Changing Prices

Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage loan originations and refinancings tend to slow as interest rates increase and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Average Balance Sheet and Net Interest Income

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 2002 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

Assets:	(Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans	$98,666	$3,832	7.83%
Investment securities:
U.S. Treasury and other U.S. government agencies	24,383	426	3.52%
States and municipalities	—	—	N/A
Federal funds sold	4,319	37	1.73%

Total interest-earning assets/interest income	127,368	4,295	6.80%

Cash and due from banks	3,103
Other assets	8,831
Allowance for possible loan losses	(995)

Total assets	$138,307

Liabilities and shareholders’ equity:

Interest-bearing liabilities:
Demand deposits and savings accounts	$33,787	263	1.57%
Certificates of deposit	75,944	1,365	3.62%
Short-term borrowings	5,959	52	1.76%
Subordinated convertible capital debentures	3,000	97	6.52%

Total interest-bearing liabilities/interest expense	118,690	1,777	3.02%

Non-interest-bearing demand deposits	8,891
Other liabilities	1,135
Shareholders’ equity	9,591

Total liabilities and shareholders’ equity	$138,307

Net interest earnings		$2,518

Net interest income on interest-earning assets			3.99%

Taxable equivalent adjustment:		N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months ended June 30, 2001 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

Assets:	(Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans	$81,938	$3,709	9.13%
U.S. Treasury and other U.S. government agencies	16,673	474	5.73%
States and municipalities	—	—	N/A
Federal funds sold	4,941	125	5.10%

Total interest-earning assets/interest income	103,552	4,308	8.39%

Cash and due from banks	5,719
Other assets	8,630
Allowance for possible loan losses	(950)

Total assets	$116,951

Liabilities and shareholders’ equity:

Interest-bearing liabilities:
Demand deposits and savings accounts	$25,998	369	2.86%
Certificates of deposit	66,885	2,055	6.20%
Short-term borrowings	3,022	64	4.27%
Subordinated convertible capital debentures	3,000	110	7.39%

Total interest-bearing liabilities/interest expense	98,905	2,598	5.30%

Non-interest-bearing demand deposits	7,321
Other liabilities	1,548
Shareholders’ equity	9,177

Total liabilities and shareholders’ equity	$116,951

Net interest earnings		$1,710

Net interest income on interest-earning assets			3.33%

Taxable equivalent adjustment:		N/A

The following table presents changes in the Company’s various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the six months ended June 30, 2002 to the six months ended June 30, 2001 (in thousands).

		INCREASE	INCREASE	INCREASE
		(DECREASE)	(DECREASE)	(DECREASE)
	INCREASE	DUE TO	DUE TO	DUE TO RATE
	(DECREASE)	RATE	VOLUME	AND VOLUME

ASSETS

Interest earning assets:
Interest bearing deposits with other banks	$—	$—	$—	$—
Federal funds sold	(88)	(83)	(16)	11
Investment securities	(48)	(183)	219	(84)
Loans	123	(527)	757	(107)

Total interest earning assets	(13)	(793)	960	(180)

LIABILITIES

Interest bearing liabilities:
Demand deposits and savings accounts	(106)	(167)	111	(50)
Certificates of deposits	(690)	(853)	278	(115)
Short-term borrowings and FHLB advances	(12)	(38)	62	(36)
Subordinated convertible capital debentures	(13)	(13)	—	—

Total interest bearing liabilities	(821)	(1,071)	451	(201)

Total	$808	$278	$509	$(21)

Average Balance Sheet and Net Interest Income

     The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 2002 indicated and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

Assets:	(Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans	$99,826	$1,927	7.74%
Investment securities:
U.S. Treasury and other U.S. government agencies	27,288	241	3.54%
States and municipalities	—	—	N/A
Federal funds sold	5,170	22	1.71%

Total interest-earning assets/interest income	132,284	2,190	6.64%

Cash and due from banks	3,032
Other assets	8,861
Allowance for possible loan losses	(978)

Total assets	$143,199

Liabilities and shareholders’ equity:

Interest-bearing liabilities:
Demand deposits and savings accounts	$35,151	136	1.55%
Certificates of deposit	79,051	675	3.42%
Short-term borrowings and FHLB advances	6,018	27	1.80%
Subordinated convertible capital debentures	3,000	49	6.55%

Total interest-bearing liabilities/interest expense	123,220	887	2.89%

Non-interest-bearing demand deposits	8,990
Other liabilities	1,272
Shareholders’ equity	9,717

Total liabilities and shareholders’ equity	$143,199

Net interest earnings		$1,303

Net interest income on interest-earning assets			3.95%

Taxable equivalent adjustment:		N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended June 30, 2001 indicated and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

Assets:	(Fully taxable equivalent - dollars in thousands)
Interest-earning assets:
Loans	$84,997	$1,922	9.07%
U.S. Treasury and other U.S. government agencies	15,566	208	5.36%
States and municipalities	—	—	—
Federal funds sold	2,758	30	4.36%

Total interest-earning assets/interest income	103,321	2,160	8.39%

Cash and due from banks	6,205
Other assets	8,973
Allowance for possible loan losses	(955)

Total assets	$117,544

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits and savings accounts	$27,394	189	2.77%
Certificates of deposit	65,488	977	5.98%
Short-term borrowings and FHLB advances	2,391	22	3.69%
Subordinated convertible capital debentures	3,000	51	6.82%

Total interest-bearing liabilities/interest expense	98,273	1,239	5.06%

Non-interest-bearing demand deposits	8,124
Other liabilities	1,837
Shareholders’ equity	9,310

Total liabilities and shareholders’ equity	$117,544

Net interest earnings		$921

Net interest income on interest-earning assets			3.58%

Taxable equivalent adjustment:		N/A

The following table presents changes in the Company’s various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended June 30, 2002 to the quarter ended June 30, 2001 (in thousands).

		INCREASE	INCREASE	INCREASE
		(DECREASE)	(DECREASE)	(DECREASE)
	INCREASE	DUE TO	DUE TO	DUE TO RATE
	(DECREASE)	RATE	VOLUME	AND VOLUME

ASSETS

Interest earning assets:
Federal funds sold	$(8)	$(18)	$26	$(16)
Investment securities	33	(71)	157	(53)
Loans	5	(281)	335	(49)

Total interest earning assets	30	(370)	518	(118)

LIABILITIES

Interest bearing liabilities:
Demand deposits and savings accounts	(53)	(83)	54	(24)
Certificates of deposits	(302)	(418)	202	(86)
Short-term borrowings and FHLB advances	5	(11)	33	(17)
Subordinated convertible capital debentures	(2)	(2)	—	—

Total interest bearing liabilities	(352)	(514)	289	(127)

Total	$382	$144	$229	$9

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

Assets

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company’s interest-earning assets by category at June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001

Investment securities	$34,442	$20,309
Federal funds sold	5,967	1,675
Loans:
Real estate	72,942	73,319
Commercial and other	25,684	23,906

Total loans	98,626	97,225

Interest-earning assets	$139,035	$119,209

Investment Portfolio

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company’s investment philosophy of maintaining flexibility to manage the portfolio. At June 30, 2002, approximately $34,442,000 of investment securities was classified as available for sale and at December 31, 2001, approximately $20,309,000 of investment securities was classified as available for sale. Approximately $257,000 and $47,000 of unrealized gains were included in shareholders’ equity related to the available for sale investment securities as of June 30, 2002 and December 31, 2001, respectively. There were no securities classified as held to maturity at June 30, 2002 and December 31, 2001, respectively.

At June 30, 2002, obligations of the United States Government or its agencies represented 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company’s investment portfolio at June 30, 2002 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
U.S. Treasury	$1,002	$1,012
U.S. Government agencies	32,428	32,675
States and political subdivisions	—	—
Other securities	—	—

Total available for sale-debt securities	33,430	33,687
Federal Reserve Bank stock	404	404
Federal Home Loan Bank stock	351	351

Total available for sale	$34,185	$34,442

At December 31, 2001, obligations of the United States Government or its agencies represented 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company’s investment portfolio at December 31, 2001 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
U.S. Treasury	$1,003	$1,003
U.S. Government agencies	18,588	18,635
States and political subdivisions	—	—
Other securities	—	—

Total available for sale — debt securities	19,591	19,638

Federal Reserve Bank stock	351	351
Federal Home Loan Bank Stock	320	320

Total available for sale	$20,262	$20,309

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company’s investment debt portfolio at June 30, 2002. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

	Amortized	Estimated	Weighted
	Cost	Fair Value	Average Yield

Available for sale:
U.S. Treasuries	$1,002	$1,012	3.09%
U.S. Government agencies:
Due within 1 year	100	100	2.65%
Due after 1 year but within 5 years	32,328	32,575	3.70%
Due after 5 years but within 10 years	—	—	N/A
Due after 10 years	—	—	N/A

Total	33,430	33,687	3.68%

States and political subdivisions	—	—	N/A
Other	—	—	N/A

Total investments available for sale-debt securities	$33,430	$33,687	$3.68%

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company’s investment debt portfolio at December 31, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

	Amortized	Estimated	Weighted
	Cost	Fair Value	Average Yield

Available for sale:
U.S. Treasuries due after 1 year but within 5 years	$1,003	$1,003	3.09%
U.S. Government agencies:
Due within 1 year	9,064	9,089	3.71%
Due after 1 year but within 5 years	9,524	9,546	3.44%
Due after 5 years but within 10 years	—	—	N/A
Due after 10 years	—	—	N/A

Total	19,591	19,638	3.54%

States and political subdivisions	—	—	N/A
Other	—	—	N/A

Total investments available for sale-debt securities	$19,591	$19,638	3.54%

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

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at June 30, 2002 (dollars in thousands).

		Percent of
	Balance	Total Loans

Real estate loans:
Construction and land development	$8,071	8.2%
Secured by residential properties	37,628	38.2%
Secured by commercial real estate	27,243	27.6%

Total real estate loans	72,942	74.0%

Commercial and industrial loans	4,830	4.9%
Other consumer loans	20,854	21.1%

Total loans	98,626	100.0%
Unamortized premiums and net deferred loan costs	410	N/A
Allowance for possible loan losses	(955)	N/A

Net loans	$98,081	N/A

The following table sets forth the composition of the Company’s loan portfolio at December 31, 2001 (dollars in thousands).

		Percent of
	Balance	Total Loans

Real estate loans:
Construction and land development	$6,697	6.9%
Secured by residential properties	39,968	41.1%
Secured by commercial real estate	26,654	27.4%

Total real estate loans	73,319	75.4%

Commercial and industrial loans	5,406	5.6%
Other consumer loans	18,500	19.0%

Total loans	97,225	100.0%
Unamortized premiums and net deferred loan costs	294	N/A
Allowance for possible loan losses	(1,000)	N/A

Net loans	$96,519	N/A

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company’s loan portfolio at June 30, 2002 (in thousands).

	Maturity Range

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total

Loan maturity:
Real estate construction loans	$4,168	$3,903	$—	$8,071
Real estate mortgage loans	19,069	45,558	244	64,871
Commercial and industrial loans	3,578	1,006	246	4,830
All other loans	9,678	8,746	2,430	20,854

Total loans	$36,493	59,213	2,920	$98,626

Loan interest rate sensitivity:
Predetermined interest rates	$8,193	$29,918	$2,920	$41,031
Floating or adjustable interest rates	28,300	29,295	—	57,595

Total	$36,493	$59,213	$2,920	$98,626

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company’s loan portfolio at December 31, 2001 (in thousands).

	Maturity Range

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total

Loan maturity:
Real estate construction loans	$3,069	$3,628	$—	$6,697
Real estate mortgage loans	14,629	46,143	5,850	66,622
Commercial and industrial loans	2,016	3,292	98	5,406
All other loans	8,217	4,164	6,119	18,500

Total loans	$27,931	$57,227	$12,067	97,225

Loan interest rate sensitivity:
Predetermined interest rates	$7,847	$20,816	$12,067	$40,730
Floating or adjustable interest rates	20,084	36,411	—	56,495

Total	27,931	$57,227	$12,067	97,225

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $955,000 as of June 30, 2002 or 0.96% of loans outstanding. The allowance for possible loan losses was $1,000,000 as of December 31, 2001, or 1.03% of loans outstanding. The provision for possible loan losses charged against earnings during the first six months of 2002 was $4,000. Net charge-offs during the first six months of 2002 were $49,000 (Consisting of charge-offs of $66,000 and recoveries of $17,000). The provision for possible loan losses charged against earnings during the year ended December 31, 2001 was $123,000. Net charge-offs during 2001 were $65,000 (consisting of charge-offs of $73,000 and recoveries of $8,000.)

No loans were past due 90 days or more and still accruing interest at June 30, 2002 or at December 31, 2001. There were $86,000 of loans classified as non-accrual at June 30, 2002 and $59,000 of loans were classified as non-accrual at December 31, 2001. Accrual of interest is discontinued when there is reasonable doubt as to the full and timely collection of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There were no impaired loans at June 30, 2002 or at December 31, 2001.

There was no other real estate owned at December 31, 2001 and $103,000 of other real estate owned at June 30, 2002.

Deposits

The Company’s primary sources of funds are deposits. The following table sets forth the Company’s deposit structure at June 30, 2002 and December 31, 2001 (in thousands):

	June 30,	December 31,
	2002	2001

Non-interest-bearing deposits:
Individuals, partnerships and corporations	$9,579	$7,969
U. S. Government and states and political subdivisions	—	—
Certified and official checks	370	497

Total non-interest-bearing deposits	9,949	8,466

Interest-bearing deposits:
Interest-bearing demand accounts	34,727	30,429
Saving accounts	1,386	1,016
Certificates of deposit, less than $100,000	47,125	43,302
Certificates of deposit, $100,000 or greater	36,533	27,804

Total interest-bearing deposits	119,771	102,551

Total deposits	$129,720	$111,017

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the six months ended June 30, 2002 and the year ended December 31, 2001 (dollars in thousands):

	Six-Months Ended		Year Ended
	June 30, 2002		December 31, 2001

Non-interest-bearing deposits	$8,891	N/A	$7,350	N/A
Interest-bearing demand deposits	32,583	1.59%	27,370	2.47%
Savings accounts	1,204	1.00%	861	1.20%
Certificates of deposit	75,944	3.63%	67,370	5.70%

Total deposits	$118,622	2.77%	$102,951	4.40%

At June 30, 2002, certificates of deposits greater than $100,000 aggregated approximately $36,533,000. The following table indicates, as of June 30, 2002, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

	3 Months	3 to 12	1 to 5	Over 5
	or less	Months	Years	Years

Certificates of deposit	$13,033	$20,103	$3,397	—

At December 31, 2001, certificates of deposits greater than $100,000 aggregated approximately $27,804,000. The following table indicates, as of December 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

	3 Months	3 to 12	1 to 5	Over 5
	or less	Months	Years	Years

Certificates of deposit	$7,919	$15,380	$4,505	—

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 2001 was 85.6% and for the six-months ended June 30, 2002 was 83.2%.

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

The following table gives the various capital ratios and balances at June 30, 2002 and December 31, 2001 (dollars in thousands) for the Company:

	June 30, 2002	December 31, 2001

Capital:
Tier I capital:
Shareholders’ equity	$9,786	$9,344
Less excess tax assets	340	319

Total Tier I capital	9,446	9,025

Tier II capital:
Qualifying debt	3,000	3,000
Qualifying allowance for loan losses	955	1,000

Total Tier II capital	3,955	4,000

Total capital	$13,401	$13,025

Risk-adjusted assets	$106,153	$101,689

Quarterly average assets	$143,199	$122,687

Ratios:
Tier I capital to risk-adjusted assets	8.9%	8.9%
Tier II capital to risk-adjusted assets	3.7%	3.9%
Total capital to risk-adjusted assets	12.6%	12.8%
Leverage — Tier I capital to quarterly average assets less disallowed intangibles	6.6%	7.4%

The following table gives the various capital ratios and balances at June 30, 2002 and at December 31, 2001 (dollars in thousands) for the Bank:

	June 30, 2002	December 31, 2001

Capital:
Tier I capital:
Shareholders’ equity	$12,420	$11,966
Less excess tax assets	335	331

Total Tier I capital	12,085	11,635

Tier II capital:
Qualifying debt	—	—
Qualifying allowance for loan losses	955	1,000

Total Tier II capital	955	1,000

Total capital	$13,040	$12,635

Risk-adjusted assets	106,174	101,674

Quarterly average assets	143,199	128,047

Ratios:
Tier I capital to risk-adjusted assets	11.4%	11.4%
Tier II capital to risk-adjusted assets	0.9%	1.0%
Total capital to risk-adjusted assets	12.3%	12.4%
Leverage — Tier I capital to quarterly average assets less disallowed intangibles	8.4%	9.1%

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

On June 30, 2002 and December 31, 2001, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

Short-term Borrowings and FHLB Advances:

Short-term borrowings and FHLB advances at June 30, 2002 and December 31, 2001 is comprised of the following:

	June 30,	December 31,
	2002	2001

Securities sold under agreement to repurchase	$2,081	$1,926
Federal Home Loan Bank advances	4,000	4,000

Total	$6,081	$5,926

Securities underlying the repurchase agreements — obligations of U.S. Government agencies and corporations with amortized cost of approximately $2,714,000 and $3,472,000 at June 30, 2002 and December 31, 2001, respectively, and estimated fair values of $2,747,000 and $3,489,000 at June 30, 2002 and December 31, 2001, respectively	$2,081	$1,926

The Bank pays interest on these repurchase agreements at approximately 0.50% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $2,018,000 during the quarter ended June 30, 2002 and $2,300,000 during the year ended December 31, 2001 and the maximum amount outstanding at any month end during these periods was approximately $2,189,000 and $3,360,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

The Bank pays interest of London Interbank Offering Rate (LIBOR) plus ten basis points on the Federal Home Loan Bank (FHLB) advances. The rate reprices quarterly and matures in June 2003. The Bank can pay of the balance without penalty at any repricing date. The are secured by 1-4 family residential mortgage loans.

Property Acquisitions:

The Company began in March 2001 to renovate an existing building to serve as a branch in Smyrna, Tennessee. The property is leased and opened for business in May 2001. The cost to renovate the existing building did not exceed $100,000. No other significant property acquisitions are planned for the next year.

Personnel:

The Company employed sixty-six employees at June 30, 2002 as well as December 31, 2001.

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

None

ITEM 3. DEFAULT ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held April 23, 2002.

(b)  Each of the persons named in the Proxy Statement as a nominee for director was elected and the selection of Rayburn, Betts and Bates, P.C. as independent auditors for the Company for 2002 was ratified. The following are the voting results on each of the matters:

(1)  Election of the entire board of directors who are as follows:

Total Number of Shares Voting:

	Shares				Broker
	Voting	For	Against	Withheld	Non-Votes

Melvin R. Adams	619,273	618,923	150	200	0
Thomas E. Batey	619,273	618,923	150	200	0
Joyce Ewell	619,273	618,923	150	200	0
J. Stanley Hooper	619,273	618,923	150	200	0
William E. Rowland	619,273	618,823	250	200	0
William R Sloan	619,273	618,923	150	200	0
Joseph M. Swanson	619,273	618,323	200	200	0
Olin O. Williams	619,273	618,923	150	200	0

(2)  The election of Rayburn, Betts and Bates, P. C. as independent auditors for the Company was as follows:

Total Number of Shares Voting:

Shares				Broker
Voting	For	Against	Withheld	Non-Votes

619,273	617,623	250	1,400	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Charter — incorporated by reference to Form 10SB filed April 30, 1998

By Laws — incorporated by reference to Form 10SB filed April 30, 1998

Instruments referring to Rights of Security Folders including Debentures — incorporated by reference to Form 10SB filed April 30, 1998 and Form 8A filed May 2, 2000

Material Contracts — incorporated by reference to Form 10SB filed April 30, 1998 and Form 10-KSB filed March 31, 1999

Statement re: Computation of per share earnings — Incorporated by reference to note 1 of the consolidated financial statements as of December 31, 2001 in Form 10-KSB filed April 1, 2002.

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Murfreesboro Bancorp, Inc.

(Registrant)

Date July 18, 2002

By	/s/ William L. Webb (Signature) * William L. Webb, Principal Accounting Officer and Chief Financial Officer

• Print the name and title of each signing officer under his or her signature.