Form 10QSB
period 2002-09-30
MURFREESBORO BANCORP INC
filed 2002-11-15
CIK 1060303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Common stock outstanding: 907,609 shares at November 12, 2002.

PART I – FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

Murfreesboro Bancorp, Inc.

Consolidated Financial Statements
(Unaudited)

September 30, 2002

C O N T E N T S

Page
Number

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3-4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-8

Murfreesboro Bancorp, Inc.

Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(Tabular amounts are in thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$3,536	$3,710
Federal funds sold	2,595	1,675

Total cash and cash equivalents	6,131	5,385

Securities available for sale	32,669	20,309

Loans, less allowance for possible loan losses of $941,000 and $1,000,000, respectively	102,504	96,519
Premises and equipment, net	4,890	5,124
Accrued interest receivable	831	687
Other assets	2,258	2,207
Deferred tax assets	340	319

Total assets	$149,623	$130,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$126,101	$111,017
Short-term borrowings	2,286	1,926
Accrued interest payable	492	388
Accrued expenses and other liabilities	1,437	845
Federal Home Loan Bank advances	6,000	4,000
Subordinated convertible capital debentures	3,000	3,000

Total liabilities	139,316	121,176

Shareholders’ equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5.00 par value, 5,000,000 shares authorized and 907,609 shares issued and outstanding	4,538	4,538
Additional paid-in capital	4,530	4,530
Retained earnings	961	276

Realized shareholders’ equity	10,029	9,344
Accumulated other comprehensive income	278	30

Total shareholders’ equity	10,307	9,374

Total liabilities and shareholders’ equity	$149,623	$130,550

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.

Consolidated Statements of Operations
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(Tabular amounts are in thousands except per share amounts)

	2002	2001

Interest income:
Interest and fees on loans	$5,746	$5,755
Interest on taxable investment securities	740	635
Interest on federal funds sold	52	185

Total interest income	6,538	6,575

Interest expense:
Interest on negotiable order of withdrawal accounts	105	112
Interest on money market demand accounts	294	437
Interest on savings deposits	9	8
Interest on time deposits less than $100,000	1,287	1,902
Interest on time deposits of $100,000 or more	766	1,038

Total interest expense on deposits	2,461	3,497
Interest on short-term borrowings and advances from FHLB	88	102
Interest on subordinated convertible capital debentures	146	160

Total interest expense	2,695	3,759

Net interest income	3,843	2,816
Provision for possible loan losses	4	90

Net interest income after provision for possible loan losses	3,839	2,726

Non-interest income:
Service charges and deposits	60	31
Insufficient fund charges on deposits	463	315
Other fees and commissions	87	182
Increase in cash surrender value of officers’ life insurance	73	64
Income from mortgage loan originations	119	259
Brokerage fees	193	109
Other non-interest income	101	109

Total non-interest income	1,096	1,069

Non-interest expense:
Salaries and employee benefits	2,064	1,792
Occupancy expenses, net	251	196
Furniture and equipment expense	282	222
Advertising expenses	112	116
Data processing expenses	277	222
Other non-interest expense	906	889

Total non-interest expense	3,892	3,437

Income before income taxes	1,043	358
Income tax expense	358	114

Net income	$685	$244

Earnings per share:
Basic net income	$0.75	$0.27

Diluted net income	$0.66	$0.26

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.
Consolidated Statements of Operations
For the quarters ended September 30, 2002 and 2001
(Unaudited)
(Tabular amounts are in thousands except per share amounts)

	2002	2001
Interest income:
Interest and fees on loans	$1,914	$2,046
Interest on taxable investment securities	314	161
Interest on federal funds sold	15	60

Total interest income	2,243	2,267

Interest expense:
Interest on negotiable order of withdrawal accounts	37	32
Interest on money market demand accounts	105	153
Interest on savings deposits	3	3
Interest on time deposits less than $100,000	426	576
Interest on time deposits of $100,000 and greater	262	309

Total interest expense on deposits	833	1,073
Interest on short-term borrowings and advances from FHLB	36	39
Interest on subordinated convertible capital debentures	49	49

Total interest expense	918	1,161

Net interest income	1,325	1,106
Provision for possible loan losses	—	38

Net interest income after provision for possible loan losses	1,325	1,068

Non-interest income:
Service charges on deposits	27	13
Insufficient fund charges on deposits	160	101
Other fees and commissions	28	52
Increase in cash surrender value of officers’ life insurance	25	22
Income from mortgage loan originations	41	92
Brokerage fees	72	21
Other non-interest income	19	45

Total non-interest income	372	346

Non-interest expense:
Salaries and employee benefits	687	669
Occupancy expenses, net	85	70
Furniture and equipment expense	97	82
Advertising expenses	39	39
Data processing expenses	67	77
Other non-interest expense	334	355

Total non-interest expense	1,309	1,292

Income before income taxes	388	122
Income tax expense	145	37

Net income	$243	$85

Earnings per share:
Basic net income	$0.27	$0.09

Diluted net income	$0.23	$0.09

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2002 and 2001
(Unaudited)

(Tabular amounts are in thousands)

	2002	2001
Operating activities:
Net income	$685	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4	182
Provision for depreciation, amortization and accretion, net	402	90
Stock dividend on FHLB stock	(8)	(13)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(144)	276
Increase in cash surrender value of officers’ life insurance	(73)	(64)
Increase in deferred tax asset	(21)	(4)
(Increase) decrease in other assets	22	(576)
Increase in accrued interest payable	104	54
Increase in accrued expenses and other liabilities	594	348

Net cash provided by operating activities	$1,565	537

Investing activities:
Purchase of securities available for sale	(28,119)	(16,967)
Maturities and calls of securities available for sale	15,925	20,000
Maturities and calls of securities held to maturity	—	8,850
Increase in loans, net	(5,989)	(16,137)
Additions to premises and equipment	(80)	(257)
Outlays for other assets	—	75)

Net cash used by investing activities	(18,263)	(4,586)

Financing activities:
Net increase in deposits	15,084	5,505
Net increase (decrease) in short-term borrowings	360	(2,397)
Federal Home Loan Bank advances	2,000	4,000

Net cash provided by financing activities	17,444	7,108

Net increase in cash and cash equivalents	746	3,059
Cash and cash equivalents at the beginning of the period	5,385	8,524

Cash and cash equivalents at the end of the period	$6,131	$11,583

Supplemental disclosure of cash flow information:
Cash paid during the nine months for:
Interest	$2,591	$3,705

Income taxes	$160	$250

Non-cash transactions:
Change in unrealized gain on securities available for sale, net of taxes, of $201,000 and $55,000, respectively	$248	$53

See notes to consolidated financial statements.

Murfreesboro Bancorp, Inc.
Notes to Consolidated Financial Statements
September 30, 2002

(Unaudited)

(1)	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Murfreesboro Bancorp, Inc. and its subsidiary, Bank of Murfreesboro (the Bank), which is a full service bank, and its wholly owned subsidiaries: Bank M Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Bank M Investment Center, Inc. (BIC), Hometown World, Inc. (HTW), and Bank M (BM). The consolidated financial statements also include BMG’s wholly owned subsidiary, Bank M Mortgage Trust, Inc. (BMT), and its formerly 51% controlled limited liability companies; Realty Financial Services, LLC (RFS) and Woodmont Financial Services, LLC (WFS). BIC, HTW, BM, and WFS were formed during the year ended December 31, 2001. During 2001, BMG acquired the other 50% interest in BMT and sold 49% interest in RFS and WFS. BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG provides loan closing services for the Bank, BMT, RFS, and WFS. BMT, HTW, and BM had minimal activity during the quarter and nine months ended September 30, 2002. On February 1, 2002, BMG sold its 51% controlling interest in RFS and WFS for its recorded carrying value plus $25,000. BMG may receive up to $50,000 additional compensation from allocations of 25.5% of any future net profits subject to certain conditions. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the quarters and nine months ended September 30, 2002 and 2001, the changes in cash flows for the nine months ended September 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine months ended September 30, 2002 and 2001, respectively.

		Tax	Net of
	Pre-Tax	Expense	Tax
	Amount	(Benefit)	Amount

	(In thousands)
Nine months ended September 30, 2002
Net unrealized gain on securities available for sale	$449	$201	$248

Other comprehensive income	$449	$201	$248

Nine months ended September 30, 2001
Net unrealized gain on securities available for sale	$108	$55	$53

Other comprehensive income	$108	$55	$53

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the quarters ended September 30, 2002 and 2001, respectively.

		Tax	Net of
	Pre-Tax	Expense	Tax
	Amount	(Benefit)	Amount

	(In thousands)
Quarter ended September 30, 2002
Net unrealized gain on securities available for sale	$192	$80	$112

Other comprehensive income	$192	$80	$112

Quarters ended September 30, 2001
Net unrealized gain on securities available for sale	$45	$17	$28

Other comprehensive income	$45	$17	$28

(3)	Earnings Per Share

The weighted average number of common shares outstanding during the nine months and quarters ended September 30, 2002 and 2001 was 907,609. The effect of dilutive common stock options was 17,800 shares for the quarter ended September 30, 2001. The effect of dilutive common stock options was 29,834 shares for the quarter ended September 30, 2002. The effect of dilutive stock options was 17,800 shares for the nine months ended September 30, 2001. The dilutive effect of common stock options is estimated at 24,285 for the nine months ended September 30, 2002. The contingent issuance of common stock as related to the subordinated convertible capital debentures was anti-dilutive for the quarter and nine months ended September 30, 2001, as the effect of the related interest expense exceeded the impact of contingent issuance of common stock shares. For the quarter and nine months ended September 30, 2002, the effect of the subordinated convertible capital debentures was to reflect the issuance of 240,000 shares of common stock and reduction in interest expense of $49,000 and $146,000, respectively, and an additional tax expense of $19,000 and $55,000, respectively.

PART I

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

Summary

Net income for the nine months ended September 30, 2002 was $685,000 and the net income for the nine months ended September 30, 2001 was $244,000.

Financial Condition

Earning Assets. Average earning assets for the nine months ended September 30, 2002 totaled $131,354,000 which represents 92.2% of average total assets. Earning assets totaled $142,494,000 at September 30, 2002. Average earning assets for the nine months ended September 30, 2001 totaled $106,698,000, which represented 89.8% of average total assets. Earning assets totaled $137,333,000 at September 30, 2002 and $119,209,000 at December 31, 2001.

Loan Portfolio. The Company’s average loans for the nine months ended September 30, 2002 were $99,263,000 and for the nine months ended September 30, 2001 were $85,569,000. The balance in total loans at September 30, 2002 was $103,010,000, $97,225,000 at December 31, 2001, and $95,021,000 at September 30, 2001.

Investment Portfolio. The Company’s investment securities portfolio averaged $27,906,000 for the nine months ended September 30, 2002 and $15,605,000 for the nine months ended September 30, 2001. The portfolio totaled $32,669,000 at September 30, 2002, $20,309,000 at December 31, 2001, and $11,305,000 at September 30, 2001.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: “Held to Maturity” and “Available for Sale.” The “Available for Sale” securities are carried at fair market value, whereas the “Held to Maturity” securities are carried at amortized cost. At September 30, 2002, there was unrealized gain of $449,000 in the “Available for Sale” portfolio and there was an unrealized gain of $96,000 at September 30, 2001. The average balance of securities “Available for Sale” during the nine months ended September 30, 2002 was $27,906,000 and the balance at September 30, 2002 was $32,669,000. There were no securities “Held to Maturity” during the nine months ended September 30, 2002 and there were no securities classified as “Held to Maturity” at September 30, 2002. The average balance of securities “Available for Sale” during the nine months ended September 30, 2001 was $15,605,000 and the balance at September 30, 2001 was $11,305,000. The average balance of securities “Available for Sale” during the quarter ended September 30, 2002 was $34,953,000 and $13,471,000 for the quarter ended September 30, 2001.

Deposits. The Company’s average deposits were $121,882,000 for the nine months ended September 30, 2002. This included average non-interest-bearing deposits of $9,151,000, average certificates of deposit of $77,777,000, average saving deposits of $1,278,000 and average interest-bearing transaction accounts of $33,676,000. The Company’s average deposits for the nine months ended September 30, 2001 were $101,613,000. This included average non-interest-bearing deposits of $7,451,000, average certificates of deposit of $66,699,000, average savings deposits of $819,000 and average interest-bearing transaction accounts of $26,644,000. Deposits totaled $126,101,000 at September 30, 2002, $111,017,000 at December 31, 2001, and $105,595,000 at September 30, 2001.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures (“debentures) on September 29, 1999. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. The minimum rate paid on the debentures is 6.5%

Capital Resources. Shareholders’ equity totaled $10,307,000 at of September 30, 2002. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $961 ,000 and other comprehensive income in the form of an unrealized gain on securities available for sale (net of tax) of $278,000.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At September 30, 2002 and December 31, 2001, the Company had $3,500,000 of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at September 30, 2002.

At September 30, 2002 and December 31, 2001, the Bank had $3,375,000 and $ 6,865,000, respectively, as a secured line of credit with a regional bank. This line has not been drawn. Investment securities with par values of $3,750,000 and $7,500,000 were pledged toward this line of credit at September 30, 2002 and December 31, 2001, respectively.

Results of Operations for the Nine months Ended September 30, 2002 and 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the nine months ended September 30, 2002 totaled $3,843,000. This was the result of interest income of $6,538,000 and interest expense of $2,695,000. Interest income produced by the loan portfolio totaled $5,746,000, interest income on investment securities totaled $740,000, and interest income on federal funds totaled $52,000. Interest expense included $2,053,000 of interest expense on certificates of deposit, interest expense of $408,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts, interest expense on other borrowings of $88,000 and interest expense on subordinated convertible capital debentures of $146,000.

Net interest income for the nine months ended September 30, 2001 totaled $2,816,000. This was the result of interest income of $6,575,000 and interest expense of $3,759,000. Interest income produced by the loan portfolio totaled $5,755,000, interest income on investment securities totaled $635,000 and interest income on federal funds totaled $185,000. Interest expense included $2,940,000 of interest expense on certificates of deposit, interest expense of $557,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts, interest expense on other borrowings of $102,000 and interest expense on subordinated convertible capital debentures of $160,000.

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

The net interest margin for the nine months ended September 30, 2002 was 3.91%. The net cost of funds, defined as interest expense divided by average-earning assets, was 2.74% and the yield on earning assets was 6.65% for the nine months ended September 30, 2002. The net interest margin for the nine months ended September 30, 2001 was 3.53%. The net cost of funds for the nine months ended September 30, 2001 was 4.71% and the yield on earning assets was 8.24%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the nine months ended September 30, 2002 was 3.70% and for the nine months ended September 30, 2001 was 3.27%.

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

Management believes that the $941,000 at September 30, 2002 and $1,000,000 at December 31, 2001 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans, loans past due ninety days or more or foreclosed real estate held for sale at September 30, 2002 or at December 31, 2001. Loans on non-accrual status at September 30, 2002 totaled $51,000 and $59,000 at December 31, 2001.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer’s life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $1,096,000 for the nine months ended September 30, 2002. This included $523,000 from service charges on deposit accounts, other fees of $87,000, $73,000 from the increase in the cash surrender value of officer’s life insurance and $101,000 of other non-interest income brokerage fees of $193,000 and $119,000 income from mortgage loan originations.

Non-interest income totaled $1,069,000 for the nine months ended September 30, 2001. This included $346,000 on service charges and insufficient fund charges on deposit accounts, $182,000 of other fees and commissions and $64,000 from the increase in the cash surrender value of the officer’s life insurance, mortgage loan origination fees of $259,000, brokerage fees of $109,000 and other non-interest income of $218,000.

Non-interest Expenses. Non-interest expense for the nine months ended September 30, 2002 totaled $3,892,000. Salaries and employee benefits for the nine months ended September 30, 2002 totaled $2,064,000. Occupancy expense for the nine months ended September 30, 2002 totaled $251,000 while furniture and equipment expense totaled $282,000. Advertising expenses totaled $112,000 and data processing charges were $277,000. All other non-interest expenses totaled $906,000 for the nine months ended September 30, 2002. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the nine months ended September 30, 2001 totaled $3,437,000. Salaries and employee benefits for the nine months ended September 30, 2001 totaled $1,792,000. Occupancy expenses for the nine months ended September 30, 2001 totaled $196,000 while furniture and equipment expenses totaled $222,000. Advertising expenses totaled $116,000 and data processing expense totaled $222,000. Other non-interest expenses totaled $889,000. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

For the nine months ended September 30, 2002, the Company incurred income tax expenses of $358,000 for an effective tax rate of 34.3%.

For the nine months ended September 30, 2001, the Company incurred income tax expenses of $114,000 for an effective tax rate of 31.8%.

Results of Operations for the Quarters Ended September 30, 2002 and 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income for the quarter ended September 30, 2002 totaled $1,325,000. This was the result of interest income of $2,243,000 and interest expense of $918,000. Interest income produced by the loan portfolio totaled $1,914,000, interest income on investment securities totaled $314,000, and interest income on federal funds totaled $15,000. Interest expense included $688,000 of interest expense on certificates of deposit, interest expense of $145,000 on interest-bearing transaction accounts, savings accounts, and money market accounts, interest expense of $49,000 on subordinated convertible capital debentures and interest expense of $36,000 on other borrowings.

Net interest income for the quarter ended September 30, 2001 totaled $1,106,000. This was the result of interest income of $2,267,000 and interest expense of $1,161,000. Interest income produced by the loan portfolio totaled $2,046,000, interest income on investment securities totaled $161,000 and interest income on federal funds totaled $60,000. Interest expense included $885,000 of interest expense on certificates of deposit, interest expense of $188,000 on interest-bearing transaction accounts, money market demand accounts, and savings accounts, interest expense on other borrowings of $39,000 and interest on subordinated convertible capital debentures of $49,000.

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

The net interest margin for the quarter ended September 30, 2002 was 3.77%. The net cost of funds, defined as interest expense divided by average-earning assets, was 2.61% and the yield on earning assets was 6.39% for the quarter ended September 30, 2002. The net interest margin for the quarter ended September 30, 2001 was 3.93%. The net cost of funds for the quarter ended September 30, 2001 was 4.12% and the yield on earning assets was 8.05%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended September 30, 2002 was 3.56% and for the quarter ended September 30, 2001 was 3.64%.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officers’ life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $372,000 for the quarter ended September 30, 2002. This included $187,000 from service charges and insufficient fund charges on deposit accounts, other fees and commissions of $28,000, $25,000 from the increase in cash surrender value of officers’ life insurance, $41,000 of income from mortgage loan originations, brokerage fees of $72,000 and other non-interest income of $19,000.

Non-interest income totaled $346,000 for the quarter ended September 30, 2001. This included $114,000 on service charges and insufficient fund charges on deposit accounts, other fees and commissions of $52,000 and $22,000 from the increase in the cash surrender value of the officers’ life insurance, $92,000 from mortgage loan originations, brokerage fees of $21,000 and other non-interest income of $45,000.

Non-interest Expenses. Non-interest expense for the quarter ended September 30, 2002 totaled $1,309,000. Salaries and employee benefits for the quarter ended September 30, 2002 totaled $687,000. Occupancy expense for the quarter ended September 30, 2002 totaled $85,000 while furniture and equipment expense totaled $97,000. Advertising expenses totaled $39,000 and data processing expenses totaled $67,000. All other non-interest expenses totaled $334,000 for the quarter ended September 30, 2001. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

Non-interest expense for the quarter ended September 30, 2001 totaled $1,292,000. Salaries and employee benefits for the quarter ended September 30, 2001 totaled $669,000. Occupancy expenses for the quarter ended September 30, 2001 totaled $70,000 while furniture and equipment expenses totaled $82,000. Advertising expenses totaled $39,000 and data processing expenses totaled $77,000. Other non-interest expenses totaled $355,000.

For the quarter ended September 30, 2002, the Company incurred income tax expense of $145,000 for an effective tax rate of 37.4%.

For the quarter ended September 30, 2001, the Company incurred income tax expenses of $37,000 for an effective tax rate of 30.3%.

Return on Equity and Assets

Return on assets (annualized net income divided by average total assets) for the nine months ended September 30, 2002 was 0.64%. Return on assets for the nine months ended September 30, 2001 was 0.27%. Return on assets for the quarter ended September 30, 2002 was 0.64% while return on assets for the quarter ended September 30, 2001 was 0.28%.

Return on equity (annualized net income divided by average equity) for the nine months ended September 30, 2002 was 9.08%. Return on equity for the nine months ended September 30, 2001 was 3.55%. Return on equity for the quarter ended September 30, 2002 was 9.05% while return on equity for the quarter ended September 30, 2001 was 3.72%.

Equity to assets (average equity divided by average total assets) for the nine months ended September 30, 2002 was 7.10%. Equity to assets for the nine months ended September 30, 2001 was 7.72%. Equity to assets for the quarter ended September 30, 2002 was 7.06% while equity to assets for the quarter ended September 30, 2001 was 7.44%.

There were no dividends paid during the quarters or nine months ended September 30, 2002 or 2001, so no dividend payout ratio is presented.

Effects of Inflation and Changing Prices

Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Average Balance Sheet and Net Interest Income

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 2002 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

	(Fully taxable equivalent - dollars in thousands)
Assets:
Interest-earning assets:
Loans	$99,263	$5,746	7.74%
U.S. Treasury and other U.S. government agencies	27,906	740	3.55%
Federal funds sold	4,185	52	1.66%

Total interest-earning assets/interest income	131,354	6,538	6.65%

Cash and due from banks	2,960
Other assets	9,162
Allowance for possible loan losses	(982)

Total assets	$142,494

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits and savings accounts	$34,954	408	1.56%
Certificates of deposit	77,777	2,053	3.53%
Other borrowings	6,338	88	1.86%
Subordinated convertible capital debentures	3,000	146	6.51%

Total interest-bearing liabilities/interest expense	122,069	2,695	2.95%

Non-interest-bearing demand deposits	9,151
Other liabilities	1,150
Shareholders’ equity	10,124

Total liabilities and shareholders’ equity	$142,494

Net interest earnings		$3,843

Net interest income on interest-earning assets			3.91%

Taxable equivalent adjustment:		N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the nine months ended September 30, 2001 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

	(Fully taxable equivalent – dollars in thousands)
Assets:
Interest-earning assets:
Loans	$85,569	$5,755	8.99%
U.S. Treasury and other U.S. government agencies	15,605	635	5.44%
Federal funds sold	5,524	185	4.47%

Total interest-earning assets/interest income	106,698	6,575	8.24%

Cash and due from banks	4,807
Other assets	8,332
Allowance for possible loan losses	(974)

Total assets	$118,863

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits and savings accounts	$27,463	557	2.71%
Certificates of deposit	66,699	2,940	5.89%
Other borrowings	3,968	102	3.45%
Subordinated convertible capital debentures	3,000	160	7.11%

Total interest-bearing liabilities/interest expense	101,130	3,759	4.97%

Non-interest-bearing demand deposits	7,451
Other liabilities	1,105
Shareholders’ equity	9,177

Total liabilities and shareholders’ equity	$118,863

Net interest earnings		$2,816

Net interest income on interest-earning assets			3.53%

Taxable equivalent adjustment:		N/A

The following table presents changes in the Company’s various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the nine months ended September 30, 2002 to the nine months ended September 30, 2001 (in thousands).

				Increase
		Increase	Increase	(Decrease)
		(Decrease)	(Decrease)	Due to
	Increase	Due to	Due to	Rate and
	(Decrease)	Rate	Volume	Volume

ASSETS
Interest-earning assets:
Federal funds sold	$(133)	$(116)	$(45)	$28
Investment securities	105	(221)	501	(175)
Loans	(9)	(802)	921	(128)

Total interest earning assets	(37)	(1,139)	1,377	(275)

LIABILITIES
Interest-bearing liabilities:
Demand deposits and savings accounts	(149)	(236)	152	(65)
Certificates of deposits	(887)	(1,179)	488	(196)
Other borrowings	(14)	(47)	61	(28)
Subordinated convertible capital debentures	(14)	(14)		—

Total interest bearing liabilities	(1,064)	(1,476)	701	(289)

Total	$1,027	$337	$676	$14

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

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 2002 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

	(Fully taxable equivalent – dollars in thousands)
Assets:
Interest-earning assets:
Loans	$100,455	$1,914	7.56%
U.S. Treasury and other U.S. government agencies	34,953	314	3.56%
Federal funds sold	3,917	15	1.52%

Total interest-earning assets/interest income	139,325	2,243	6.39%

Cash and due from banks	2,673
Other assets	9,828
Allowance for possible loan losses	(956)

Total assets	$150,870

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits and savings accounts	$37,288	145	1.54%
Certificates of deposit	81,442	688	3.35%
Other borrowings	7,098	36	2.01%
Subordinated convertible capital debentures	3,000	49	6.48%

Total interest-bearing liabilities/interest expense	128,828	918	2.83%

Non-interest-bearing demand deposits	9,673
Other liabilities	1,712
Shareholders’ equity	10,657

Total liabilities and shareholders’ equity	$150,870

Net interest earnings		$1,325

Net interest income on interest-earning assets			3.77%

Taxable equivalent adjustment:		N/A

The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended September 30, 2001 and certain other information:

		Interest	Average
	Average	Income/	Yields/
	Balance	Expense	Rates

	(Fully taxable equivalent – dollars in thousands)
Assets:
Interest-earning assets:
Loans	$92,832	$2,046	8.84%
U.S. Treasury and other U.S. government agencies	13,471	161	4.79%
States and municipalities	—	—	N/A
Federal funds sold	6,689	60	3.55%

Total interest-earning assets/interest income	112,992	2,267	8.05%

Cash and due from banks	2,983
Other assets	8,152
Allowance for possible loan losses	(1,021)

Total assets	$123,106

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits and savings accounts	$30,392	188	2.45%
Certificates of deposit	66,327	885	5.37%
Other borrowings	5,861	39	2.67%
Subordinated convertible capital debentures	3,000	49	6.57%

Total interest-bearing liabilities/interest expense	105,580	1,161	4.41%

Non-interest-bearing demand deposits	7,712
Other liabilities	637
Shareholders’ equity	9,177

Total liabilities and shareholders’ equity	$123,106

Net interest earnings		$1,106

Net interest income on interest-earning assets			3.93%

Taxable equivalent adjustment:		N/A

The following table presents changes in the Company’s various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended September 30, 2002 to the quarter ended September 30, 2001 (in thousands):

				Increase
		Increase	Increase	(Decrease)
		(Decrease)	(Decrease)	Due to
	Increase	Due to	Due to	Rate and
	(Decrease)	Rate	Volume	Volume

ASSETS
Interest-earning assets:
Federal funds sold	$(45)	$(34)	$(25)	$14
Investment securities	153	(40)	257	(64)
Loans	(132)	(277)	168	(23)

Total interest earning assets	(24)	(351)	400	(73)

LIABILITIES
Interest-bearing liabilities:
Demand deposits and savings accounts	(43)	(70)	43	(16)
Certificates of deposits	(197)	(325)	202	(74)
Other borrowings	(3)	(9)	8	(2)
Subordinated convertible capital debentures	—	—	—	—

Total interest bearing liabilities	(243)	(404)	253	(92)

Total	$219	$53	$147	$19

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

Assets

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company’s interest-earning assets by category at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001

Interest-bearing deposits with banks	$—	$—
Investment securities	32,669	20,309
Federal funds sold	2,595	1,675
Loans:
Real estate	77,290	73,319
Commercial and other	25,720	23,906

Total loans	103,010	97,225

Interest-earning assets	$138,274	$119,209

Investment Portfolio

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company’s investment philosophy of maintaining flexibility to manage the portfolio. At September 30, 2002, approximately $32,669,000 of investment securities was classified as available for sale and at December 31, 2001, approximately $20,309,000 of investment securities was classified as available for sale. Approximately $449,000 of unrealized gain and $47,000 of unrealized gain was included in shareholders’ equity related to the available for sale investment securities as of September 30, 2002 and December 31, 2001, respectively. There were no securities classified as “Held to Maturity” at September 30, 2002 or December 31, 2001.

At September 30, 2002, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company’s investment portfolio at September 30, 2002 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
U.S. Treasury	$1,002	$1,019
U.S. Government agencies	30,458	30,890
States and political subdivisions	—	—
Other securities	—	—

Total available for sale – debt securities	31,460	31,909

Federal Reserve Bank stock	351	351
Federal Home Loan Bank stock	409	409

Total investment portfolio	$32,220	$32,669

At December 31, 2001, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company’s investment portfolio at December 31, 2001 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
U.S. Treasury	$1,003	$1,003
U.S. Government agencies	18,588	18,635
States and political subdivisions	—	—
Other securities	—	—

Total available for sale – debt securities	19,591	19,638

Federal Reserve Bank stock	351	351
Federal Home Loan Bank stock	320	320

Total available for sale investment portfolio	$20,262	$20,309

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company’s investment debt portfolio at September 30, 2002. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

	Amortized	Estimated	Weighted
	Cost	Fair Value	Average Yield

Available for sale:
U.S. Treasuries due after 1 year but within 5 years	$1,002	$1,019	3.09%
U.S. Government agencies:
Due within 1 year	4,083	4,161	3.74%
Due after 1 year but within 5 years	26,375	26,729	3.53%
Due after 5 years but within 10 years	—	—	N/A
Due after 10 years	—	—	N/A

Total	31,460	31,909	3.54%

States and political subdivisions	—	—	N/A
Other	—	—	N/A

Total investments available for sale-debt securities	31,460	31,909	3.54%

Total investment portfolio-debt securities	$31,460	$31,909	3.54%

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

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio at September 30, 2002 (dollars in thousands).

		Percent of
	Balance	Total Loans

Real estate loans:
Construction and land development	$9,152	8.9%
Secured by residential properties	38,510	37.4%
Secured by commercial real estate	29,628	28.8%

Total real estate loans	77,290	75.1%

Commercial and industrial loans	6,842	6.6%
Other consumer loans	18,878	18.3%

Total loans	103,010	100.0%
Unamortized premiums and net deferred loan costs	435	N/A
Allowance for possible loan losses	(941)	N/A

Net loans	$102,504	N/A

The following table sets forth the composition of the Company’s loan portfolio at December 31, 2001 (dollars in thousands).

		Percent of
	Balance	Total Loans

Real estate loans:
Construction and land development	$6,697	6.9%
Secured by residential properties	39,968	41.1%
Secured by commercial real estate	26,654	27.4%

Total real estate loans	73,319	75.4%

Commercial and industrial loans	5,406	5.6%
Other consumer loans	18,500	19.0%

Total loans	97,225	100.0%
Unamortized premiums and net deferred loan costs	294	N/A
Allowance for possible loan losses	(1,000)	N/A

Net loans	$96,519	N/A

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company’s loan portfolio at September 30, 2002 (in thousands).

	Maturity Range

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total

Loan maturity:
Real estate construction loans	$3,564	$5,588	$—	$9,152
Real estate mortgage loans	22,895	39,952	5,291	68,138
Commercial and industrial loans	5,696	1,146	—	6,842
All other loans	1,640	10,244	6,994	18,878

Total loans	$33,795	$56,930	$12,285	$103,010

Loan interest rate sensitivity:
Predetermined interest rates	$9,835	$20,938	$12,285	$43,058
Floating or adjustable interest rates	23,960	35,992	—	59,952

Total	$33,795	$56,930	$12,285	$103,010

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $941,000 as of September 30, 2002 or 0.91% of loans outstanding. The allowance for possible loan losses was $1,000,000 as of December 31, 2001, or 1.03% of loans outstanding. The provision for possible loan losses charged against earnings during the nine months ended September 30, 2002 was $4,000. Loans totaling $84,000 were charged-off (with recoveries made of $21,000) during the nine months ended September 30, 2002. The provision for possible loan losses charged against earnings during the year ended December 31, 2001 was $123,000. Loans totaling $73,000 were charged-off (with recoveries made of $8,000) during the year ended December 31, 2001.

No loans were past due 90 days or more and still accruing interest at September 30, 2002 or December 31, 2001. There were $51,000 of loans classified as non-accrual at September 30, 2002 and $59,000 of loans were classified as non-accrual at December 31, 2001. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at September 30, 2002 or at December 31, 2001.

Deposits

The Company’s primary sources of funds are interest-bearing deposits. The following table sets forth the Company’s deposit structure at September 30, 2002 and December 31, 2001 (in thousands):

	September 30	December 31,
	2002	2001

Non-interest-bearing deposits:
Individuals, partnerships and corporations	$8,991	$7,969
U. S. Government and states and political subdivisions	—	—
Certified and official checks	564	497

Total non-interest-bearing deposits	9,555	8,466

Interest-bearing deposits:
Interest-bearing demand accounts	35,981	30,429
Saving accounts	1,448	1,016
Certificates of deposit, less than $100,000	49,207	43,302
Certificates of deposit, $100,000 or greater	29,910	27,804

Total interest-bearing deposits	116,546	102,551

Total deposits	$126,101	$111,017

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the nine months ended September 30, 2002 and the year ended December 31, 2001 (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30, 2002		December 31, 2001

Non-interest-bearing deposits	$9,151	N/A	$7,350	N/A
Interest-bearing demand deposits	33,676	1.58%	27,370	2.47%
Savings accounts	1,278	1.00%	861	1.20%
Certificates of deposit	77,777	3.53%	67,370	5.70%

Total deposits	$121,882	2.70%	$102,951	4.40%

At September 30, 2002, certificates of deposits greater than $100,000 aggregated approximately $29,910,000. The following table indicates, as of September 30, 2002, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

	3 Months	3 to 12	1 to 5	Over 5
	or less	Months	Years	Years

Certificates of deposit	$8,246	$17,117	$4,547	—

At December 31, 2001, certificates of deposits greater than $100,000 aggregated approximately $27,804,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

	3 Months	3 to 12	1 to 5	Over 5
	or less	Months	Years	Years

Certificates of deposit	$7,919	$15,380	$4,505	—

Long Term Debt

The Company has outstanding $3,000,000 of floating rate subordinated convertible capital debentures at September 30, 2002 and December 31, 2001. Such debentures earn interest at prime rate less 0.5% with a minimum rate paid being 6.5%. The debentures convert to one share of common stock for every $12.50 of debentures held.

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 2001 was 85.6% and for the nine months ended September 30, 2002 was 81.4%.

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

The following table gives the various capital ratios and balances at September 30, 2002 and December 31, 2001(dollars in thousands) for the Company:

	September 30, 2002	December 31, 2001

Capital:
Tier I capital:
Realized shareholders’ equity	$10,029	$9,344
Less excess tax assets	340	319

Total Tier I capital	9,689	9,025

Tier II capital:
Qualifying debt	3,000	3,000
Qualifying allowance for loan losses	941	1,000

Total Tier II capital	3,941	4,000

Total capital	$13,630	$13,025

Risk-adjusted assets	$111,453	$101,689

Quarterly average assets	$150,870	$112,687

Ratios:
Tier I capital to risk-adjusted assets	8.7%	8.9%
Tier II capital to risk-adjusted assets	3.5%	3.9%
Total capital to risk-adjusted assets	12.2%	12.8%
Leverage — Tier I capital to quarterly
Average assets less disallowed intangibles	6.4%	7.4%

The following table gives the various capital ratios and balances at September 30, 2002 and at December 31, 2001 (dollars in thousands) for the Bank:

	September 30, 2002	December 31, 2001

Capital:
Tier I capital:
Realized shareholders’ equity	$12,713	$11,966
Less excess tax assets	335	331

Total Tier I capital	12,378	11,635

Tier II capital:
Qualifying debt	—	—
Qualifying allowance for loan losses	941	1,000

Total Tier II capital	941	1,000

Total capital	$13,319	$12,635

Risk-adjusted assets	$111,434	$101,674

Quarterly average assets	$150,870	$128,047

Ratios:
Tier I capital to risk-adjusted assets	11.1%	11.4%
Tier II capital to risk-adjusted assets	0.9%	1.0%
Total capital to risk-adjusted assets	12.0%	12.4%
Leverage — Tier I capital to quarterly
Average assets less disallowed intangibles	8.2%	9.1%

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

On September 30, 2002 and December 31, 2001, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

Other Borrowings:

Other borrowings at September 30, 2002 and December 31, 2001 is comprised of the following:

	September 30,	Dec. 31,
	2002	2001

Federal Home Loan Bank borrowings	$6,000	$4,000
Securities sold under agreement to repurchase	2,286	1,926

Total	$8,286	$5,926

Detail of securities sold under repurchase agreements:
Securities underlying the repurchase agreements — obligations of U.S. Government agencies and corporations with amortized cost of approximately $2,961,000 and $3,472,000 at September 30, 2002 and December 31, 2001, respectively, and estimated fair values of $3,020,000 and $3,489,000 at September 30, 2002 and December 31, 2001, respectively	$2,286	$1,926

The Company pays interest on these repurchase agreements at approximately 0.50% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $2,031,000 during the nine months ended September 30, 2002 and $2,300,000 during the year ended December 31, 2001 and the maximum amount outstanding at any month end during these periods was approximately $2,286,000 and $3,360,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

The Company pays interest of London Interbank Offering Rate (LIBOR) plus ten basis points on the $4,000,000 of Federal Home Loan Bank borrowings. The rate reprices quarterly and matures in June 2003. The Bank can pay any or all of the amount borrowed without penalty at any repricing date. The borrowing is secured by 1-4 family residential mortgage loans. The Company pays 4.20% on the $2,000,000 advance from the Federal Home Loan Bank. The rate is fixed and the advance is due in August 2007.

Property Acquisitions:

The Company began in March 2001 to renovate an existing building to serve as a branch in Smyrna, Tennessee. The property is leased and opened for business in May 2001. The cost to renovate the existing building was approximately $50,000. No other significant property acquisitions are planned for the next year.

Personnel:

The Company had sixty-four employees at September 30, 2002. The Company anticipates increasing the number of employees during the last quarter of 2002 to approximately sixty-six employees to service the anticipated loan and deposit growth and related support services during the next three months.

Research and Development:

The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

Foreign Transactions:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

PART I

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Charter – incorporated by reference to Form 10SB filed April 30, 1998

By Laws – incorporated by reference to Form 10SB filed April 30, 1998

Instruments defining Rights of Security Holders including Debentures – incorporated by reference to Form 10SB filed April 30, 1998 and Form 8A field May 2, 2000

Material Contracts – Incorporated by reference to Form 10SB filed April 30, 1998 and Form 10-KSB filed March 31, 1999

Statement re: Computation of per share earnings – Incorporated by reference to note 1 of the consolidated financial statements as of December 31, 2001 in Form 10-KSB filed April 2, 2001

99.1 Written certification of the Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350

99.2 Written certification of the Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350

(b)  Form 8-K was filed on August 12, 2002, for the certification of the principal executive officer and principal financial officer as a result of the Sarbanes-Oxley Act of 2002, which became effective after the Company filed its Form 10-QSB for June 30, 2002.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Murfreesboro Bancorp, Inc. (Registrant)

Date November 12, 2002

By	/s/ William L. Webb (Signature) * William L. Webb, Principal Accounting Officer and Chief Financial Officer

•	Print the name and title of each signing officer under his or her signature.

CERTIFICATIONS

I, William E. Rowland, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Murfreesboro Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ William E. Rowland

William E. Rowland Chief Executive Officer

CERTIFICATIONS

I, William L. Webb, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Murfreesboro Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ William L. Webb

William L. Webb Chief Financial Officer