Form 10KSB
period 2002-12-31
MURFREESBORO BANCORP INC
filed 2003-03-31
CIK 1060303

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2002

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from _______ to _______.

   Commission File number 0-20402
                          -------

                           Murfreesboro Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                       62-1694317
------------------------------------          ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

615 Memorial Boulevard, Murfreesboro, Tennessee  37129
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 890-1111
                                                   ----------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2.)   Yes     No  X
                                           ---    ---

     Aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2002 was: $9,234,891.

     Number of shares of Common Stock outstanding as of March 15, 2003: 907,609.

Issuer's revenues for its most recent fiscal year were $10,327,000.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

                     BUSINESS AND DEVELOPMENT OF THE COMPANY

Murfreesboro Bancorp, Inc. (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon its formation of the Bank of Murfreesboro (the "Bank"). An application was approved by the Federal Reserve Bank of Atlanta ("FRB"). See SUPERVISION & REGULATION. The Company was incorporated under the laws of the State of Tennessee on October 21, 1996. The Company's activities are conducted primarily through its subsidiary, the Bank. The Bank began its operations on October 6, 1997. The offices of the Company are located at 615 Memorial Boulevard, Murfreesboro, Tennessee 37129, and its telephone number is (615) 890-1111. See BUSINESS OF THE BANK - General.

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

The Bank has several subsidiaries. These include Bank M Insurance Group, Inc. ("BIG"), Bank M Mortgage Group, Inc. ("BMG"), Bank M Investment Center, Inc. ("BMIC"), HometownWorld, Inc. ("HW") and Bank M ("BM"). All of these are wholly-owned subsidiaries of the Bank. BIG offers insurance products, principally to the Bank for loans originated by the Bank or its subsidiaries. BMG processes mortgage loans for sale in the secondary market. HW and BM currently have no employees and had minimal activity during 2002. BMIC provides investment services to customers of BMIC and the Bank.

The Company derives substantially all of its revenues from the Bank. The Bank is primarily engaged in the business of attracting demand, savings and time deposits from the general public in the Rutherford County, Tennessee market area and investing these funds in investment securities and loans to commercial and retail enterprises as well as individuals located in the same general market area.

RECENT DEVELOPMENTS

On December 11, 2002, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with First South Bancorp, Inc. ("First South") and its bank subsidiary, FirstBank. Under the terms of the Merger Agreement, the Company would be merged with and into First South with First South as the surviving institution, and the Bank would be merged with and into FirstBank with FirstBank as the surviving institution. The Company's stockholders would receive $21.25 in cash for each share of the Company's common stock that they own. The merger is expected to be completed during the second quarter of 2003.

DESCRIPTION OF BUSINESS

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

Instead of adding numerous branch locations, the Bank has operated from one primary location and searched for ways to provide a network to deliver service throughout the community by the use of Automated Teller Machines ("ATM's"), credit cards, debit cards, home banking and the use of other future electronic vehicles (including the internet.) A new limited service branch opened in March 2000 to provide services to another area of Murfreesboro and a full-service branch was opened in Smyrna in May 2001 to provide service to the north part of Rutherford County. It is the objective to provide personal hometown banking by having bankers that know the market and are sensitive to the financial needs of the customer. Management selected computer services that allow the Bank to provide the state of the art electronic products. It is the Bank's objective to maintain a competitive advantage through cost control and by avoiding the costs associated with a brick and mortar branch system.

Commercial Banking The range of services provided by the Bank in the commercial banking area include business loans, both short and long term, secured and unsecured, money management services and transaction services. Most of the services offered in this market are proprietary, with some reliance upon services developed by other financial service institutions.The Bank's targeted market in the commercial banking area is small to medium-sized businesses. Typically, these commercial customers have annual revenues of $100 million or less and probably encompass most of the local businesses in the Bank's market area. Certain not-for-profit and governmental entities may also find the Bank's services attractive.

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

Trust Services The Bank was granted trust powers but has not exercised the powers, and is not engaged in the trust business at this time.

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

In Rutherford County, there are 13 commercial banks, and savings and loan associations with at least 43 offices actively engaged in banking activities, including 8 major statewide financial institutions. In addition, there are numerous credit unions, finance companies, and other financial service providers. Total deposits held by banks and savings and loan associations in Rutherford County as of June 30, 2002 were over $1.67 billion. The Bank held approximately 8% of the deposits in Rutherford County.

REGULATORY APPROVALS

The Bank received a bank certificate of authority from the TDFI on September 30, 1997 and approval from the FDIC on September 5, 1997. Deposits in the Bank are fully insured up to $100,000 by the Bank Insurance Fund. The Bank became a member of the Federal Reserve Bank of Atlanta on November 22, 1999. The Bank is subject to regulation by the TDFI and the FRB. The Company is subject to regulation by the FRB and the laws of the state of Tennessee relating to corporations. See SUPERVISION AND REGULATION.

EMPLOYEES

The Bank and its subsidiaries had a staff of 59 employees, three part-time employees and one temporary employee at December 31, 2002. The Bank and its subsidiaries has a staff of approximately 59 full-time employees, seven part-time employees and one temporary employee at December 31, 2001.

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

Other policies include an Interbank Liabilities Policy, Interest Rate Risk Policy, Code of Ethics, and Audit Policy. In addition, the Bank has numerous other policies and compliance policies and procedures relating to compliance and operations.

THE MARKET

The Bank focuses its efforts and attention on serving consumers and businesses in the Murfreesboro (the "City") and Rutherford County (the "County") area. According to the Murfreesboro Chamber of Commerce, Rutherford County has experienced a strong and steady growth pattern in the past several years. There has been an excellent increase in new industry, new business, and population. This is a result of the many advantages the community has to offer. There is a desire on the part of the City and County officials to have the community grow and prosper. An avid interest in the potential of the County by the business and civic leaders as well as its residents makes this a progressive community.

Rutherford County is the geographic center of Tennessee, located Southeast of Nashville on the major interstate (I-24) corridor between Nashville and Chattanooga. It is also connected to I-40 via I-840. Chief topographic features are the Stones River and J. Percy Priest Lake. Rutherford County encompasses 612 square miles and the average elevation is 619 feet above sea level. Rutherford County is part of the eight-county Nashville-Davidson Metropolitan Statistical Area (MSA) which has an estimated population of 1,231,311 based upon the 2000 census. Rutherford County's population of 182,023 is second only to Davidson County (569,891), of which Nashville is the county seat. Other counties in the MSA include Sumner (130,849), Williamson (126,638), Wilson (88,809), Robertson (54,433), Dickson
(43,156) and Cheatham (35,912.) Rutherford County grew 53.5% in population during the previous decade and was the second fastest growing county in the state behind Williamson County. The Nashville-Davidson MSA is the largest in Tennessee, the 39th largest MSA in the country and the 18th fastest growing of the one hundred largest MSA's in the country. Rutherford County is the fifth most popular of Tennessee's 95 counties and Murfreesboro is the sixth most popular city in the state. Tourism provides an economic boost to the area. Most of the tourism centers around Nashville, but Rutherford County receives a benefit. A super speedway racetrack was built north of Murfreesboro in Wilson County near the Rutherford County line. The track will offer NASCAR racing and will bring additional tourists to the area. Nashville is also home to the Coliseum which hosts the National Football League Tennessee Titans. In addition, Gaylord Entertainment Center which is located in Nashville, hosts the National Hockey League Nashville Predators as well as numerous sporting events and entertainment events.

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

There are four incorporated municipalities in the County which are Murfreesboro, Smyrna, LaVergne, and Eagleville. The cities of LaVergne, Smyrna and Murfreesboro represent the fastest growing, fourth fastest growing, and fifth fastest growing cities with a population of 15,000 or more in Tennessee. Many other smaller communities are unincorporated but still rural centers for residential and agricultural life. Rutherford County had a population of 182,023 at April 1, 2000 according to the United States Census Bureau. The rate of growth (54% population increase since 1990) indicates the area is one of the fastest growing centers in Tennessee and the Southeastern United States.

Official population figures for the area are as follows:


                                        US Census      US Census        Percent
                                           1990          2000           Increase
                                           ----          ----           --------
Murfreesboro                              44,922         68,285          53.19%
Smyrna                                    13,647         25,569          87.36%
LaVergne                                   7,499         18,689         149.19%
Eagleville                                   462            464           0.43%
-------------------------------------------------------------------------------
Incorporated areas                        66,530        113,007          69.86%
Unincorporated areas                      52,040         69,016          32.62%
-------------------------------------------------------------------------------
RUTHERFORD COUNTY                        118,570        182,023          53.52%
===============================================================================

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

Middle Tennessee State University ("MTSU"), established in 1911, has a significant impact on the community in the Rutherford County area. With an enrollment of more than 20,000 in the fall of 2002, MTSU offers 143 degree programs in six undergraduate colleges and a graduate college. In addition, MTSU employs approximately 750 faculty members and a staff of approximately 1,200. The college offers bachelor, master, specialist and doctoral degrees. It is the fastest growing and third largest university in Tennessee. MTSU is the site for many academic, cultural, sporting, and entertainment events. MTSU's Murphy Center is a popular venue for super star entertainment as well as college and high school sporting events. Its athletic teams compete on the Division I level in the National Collegiate Athletic Association. It also hosts most of the state championships for the various high school sports played in Tennessee.

Middle Tennessee Medical Center ("MTMC") offers health care to residents of Rutherford County as well as residents of ten area counties. It is licensed for 288 beds and is affiliated with Baptist Hospital and St. Thomas Hospital, of Nashville. MTMC has approximately two hundred physicians on staff.

Columbia HCA broke ground on a hospital to be located in Smyrna in May 2002. It is projected to open in November 2003 and will be licensed for seventy-five beds with plans to increase to one hundred. The hospital will be called Stone Crest Medical Center and will initially employee approximately sixty physicians.

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

A bank holding company is required to file with the Federal Reserve Bank ("FRB") annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be proper incident thereto.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and its subsidiaries is unclear at this time.

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

FDICIA contain numerous other provisions, including accounting, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

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

FDIC INSURANCE PREMIUMS

The Bank is required to pay quarterly FDIC deposit insurance assessments to the BIF. As required by FDICIA, the FDIC adopted a risk-based premium schedule that increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially ranged from $.23 to $.31 for every $100 of deposits. Based upon certain requirements of FDICIA, an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Currently the assessment rate schedule for BIF members currently range from no assessment to $.27 for every $100 of deposits. Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank's earnings.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Congress passed the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF"). The thrift industry paid a one-time assessment of $4.5 billion to capitalize the SAIF, and banks will bear part of the cost of the Financing Corporation ("FICO") bonds sold from 1987-89 in an effort to shore up the former Federal Savings and Loan Insurance Corporation. BIF-member institutions, such as the Bank, will pay one-fifth the rate paid by SAIF members for the first three years. Currently, BIF and SAIF members will share the FICO payments on a pro-rata basis.

DIVIDENDS

The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the company nor its subsidiary bank is currently subject to any regulatory restrictions on its dividends.

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

THE USA PATRIOT ACT

In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

        - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

        - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

        - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

        - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

        - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

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

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

In 1999 the Company purchased a 6,500 square foot commercial building and lot at 1480 South Church Street and converted this into a limited service branch to provide banking services to customers in another area of Murfreesboro. The branch opened in March 2000 and the Company is occupying approximately 1,700 square feet of the facility. The Company sold the branch building to a director on April 6, 2000 for $425,000 which approximated the Bank's recorded value in the building. No gain or loss was recorded on the sale. The Bank entered into a lease with an initial five year term with three additional five year renewal option periods. The lease requires monthly payments of $1,445 during the first year with subsequent year's payments adjusted for the change in the consumer price index.

During 2001 the Company opened a limited service branch in Smyrna in northwest Rutherford County. The Company leases the building under an operating lease for a two year period with five successive two year renewal options. The lease requires monthly payments of $1,800. The Company expanded approximately $80,000 for leasehold improvements to convert the building to become a facility suitable for banking.

The Company has automated teller machines ("ATM") located at all three bank locations. In addition, the Company has an ATM located on land it owns on the public square. The Company also owns an ATM in a Murfreesboro shopping center and pays monthly lease payments of $300. In addition, the Company has constructed a drive-up ATM at a convenience store in Smyrna and pays monthly lease payments of $250. The Company has a contract with Nationwide Money Services ("NMS") to provide ATM's in retail establishments. All of the machines are owned by NMS and the Company is responsible for servicing the ATM's. Eleven of the ATM's are located in a national food chain and the Company pays no rent. Nine of the ATM's are located in retail establishments and the Company pays rent based upon a percent of the transactions at each ATM.

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

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The common stock of Murfreesboro Bancorp, Inc is not listed on a stock exchange and no broker makes a market in the shares. The number of shareholders at December 31, 2002 was 2,355. Holders of the Company's common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. The Board of Directors does not anticipate paying cash dividends in the near future. Dividends will be affected by other factors including applicable government regulations and policies. See Note 13 to the Consolidated Financial Statements for restrictions of dividends. The following table shows the quarterly range of high and low sale prices for the Company's common stock during 2002 and 2001 that are know to us. The sale prices do no necessarily represent all trading transactions for the periods.


                                       2002                      2001
                                       ----                      ----
                                High        Low           High         Low
First Quarter                   $13.50      $12.50        $12.50       $12.50
Second Quarter                  $13.50      $13.50        $12.50       $12.50
Third Quarter                   $15.00      $13.50        $12.50       $12.50
Fourth Quarter                  $15.00      $15.00        $12.50       $12.50

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

         Net interest income for the year ended December 31, 2002 totaled $5,165,000. This was the result of interest income of $8,723,000 and interest expense of $3,558,000. Interest income produced by the loan portfolio totaled $7,654,000, interest income on investment securities totaled $989,000 and interest income on federal funds totaled $80,000. Interest expense included $2,721,000 of interest expense on certificates of deposit, interest expense of $440,000 on interest-bearing transaction accounts, interest expense of $56,000 on money market demand accounts, interest expense on savings accounts of $12,000, interest expense on short-term borrowings and FHLB advances of $134,000 and interest expense on subordinated convertible capital debentures of $195,000.

         Net interest income for the year ended December 31, 2001 totaled $3,913,000. This was the result of interest income of $8,712,000 and interest expense of $4,799,000. Interest income produced by the loan portfolio totaled $7,714,000, interest income on investment securities totaled $768,000, and interest income on federal funds totaled $230,000. Interest expense included $3,840,000 of interest expense on certificates of deposit, interest expense of $583,000 on interest-bearing transaction accounts, interest expense of $92,000 on money market demand accounts, interest expense on savings accounts of $10,000 and interest expense of $75,000 on short-term borrowings and interest expense on subordinated convertible capital debentures of $199,000.

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

         The net interest margin for the year ended December 31, 2002 was 3.87%. The net cost of funds, defined as interest expense divided by average-earning assets, for the year ended December 31, 2002 was 2.67% and the yield on earning assets was 6.53%. The net interest margin for the year ended December 31, 2001 was 3.58%. The net cost of funds was 4.39% for 2001. The yield on earning assets was 7.96% for 2001.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the year ended December 31, 2002 was 3.66% and for the year ended December 31, 2001 was 3.30%.

         Net interest income improved from 2001 to 2002 because the interest income earned on our interest earning assets decreased slower than the interest paid on interest bearing liabilities during a period of decreasing interest rates.

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

         The allowance for possible loan losses was $918,000 at December 31, 2002 and $1,000,000 at December 31, 2001. Management believes the amounts in the allowance for possible loan losses are adequate to absorb known risks in the portfolio at theses dates No assurance can be give, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

         Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Company's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest unless there is reason to believe the collection of principal and interest is fairly certain. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis. Loans on non-accrual status at December 31, 2002 totaled $44,000. The Company had no impaired loans, loans past due ninety days or more and still accruing interest or foreclosed real estate held for sale at December 31, 2002 and 2001.

         Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Non-interest income totaled $1,604,000 for the year ended December 31, 2002. This included $850,000 from service charges on deposit accounts, other fees of $42,000, mortgage loan origination fees of $164,000, brokerage fees of $246,000 and $221,000 of other non-interest income which included a $98,000 increase in the cash surrender value of officers life insurance and $81,000 in gains on securities sold during 2002.

         Total non-interest income totaled $1,671,000 for the year ended December 31, 2001. This included $756,000 from service charges on deposit accounts, other fees of $86,000, brokerage fees of $133,000, mortgage loan origination fees of $543,000 and $153,000 of other non-interest income which included a $86,000 increase in the cash surrender value of officers life insurance. There were no gains or losses on securities during 2001.

         Non-interest Expense. Non-interest expense for the year ended December 31, 2002 totaled $5,340,000. Salaries and employee benefits for the year ended December 31, 2002 totaled $2,635,000. Occupancy expenses for the year ended December 31, 2002 totaled $335,000 while furniture and equipment expenses totaled $371,000 and advertising expenses totaled $145,000. Other non-interest expenses totaled $1,854,000. Other non-interest expenses include supplies and printing, data processing, telephone, postage and professional fees, as well as $114,000 of merger related costs related to our proposed merger with First South BanCorp, Inc. and FirstBank.

         Non-interest expense for the year ended December 31, 2001 totaled $5,006,000. Salaries and employee benefits for the year ended December 31, 2001 totaled $2,639,000. Occupancy expenses for the year ended December 31, 2001 totaled $278,000 while furniture and equipment expenses totaled $310,000 and advertising expenses totaled $167,000. All other non-interest expenses totaled $1,612,000 for the year ended December 31, 2001.

         Income Taxes. For the year ended December 31, 2002, the Company's income tax expense was $562,000, or 40.6% of income before taxes. For the year ended December 31, 2001, the Company's income tax expense was $141,000, or 31.0% of income before taxes.

         RETURN ON EQUITY AND ASSETS

         Return on assets (net income divided by average total assets) for the year ended December 31, 2002 was 0.57%. Return on equity (net income divided by average equity) for the year ended December 31, 2002 was 7.92%. Equity to assets (average equity divided by average total assets) for the year ended December 31, 2002 was 7.16%. There were no dividends paid during the year ended December 31, 2002, so no dividend payout ratio is presented. Return on assets for the year ended December 31, 2001 was 0.26%. Return on equity for the year ended December 31, 2001 was 3.39%. Equity to assets for the year ended December 31, 2001 was 7.64%. There were no dividends paid during the year ended December 31, 2001, so no dividend payout ratio is presented.

         AVERAGE BALANCE SHEET AND NET INTEREST INCOME

         The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 2002 and certain other information:

                                                                               Interest
                                                               Average          Income/         Average
                                                               Balances         Expense          Rates
                                                               --------         -------          -----
                                                          (Fully taxable equivalent - dollars in thousands)
         ASSETS:
         Interest-earning assets:
         Loans                                                 $100,213         $7,654           7.64%
         U.S. Treasury and other U.S. government agencies        27,971            989           3.54%
         States and municipalities                                   --             --            N/A
         Federal funds sold                                       5,381             80           1.49%
         ---------------------------------------------------------------------------------------------
         Total interest-earning assets/interest income          133,565          8,723           6.53%
         ---------------------------------------------------------------------------------------------
         Cash and due from banks                                  2,930
         Other assets                                             9,238
         Allowance for possible loan losses                        (969)
         ---------------------------------------------------------------------------------------------
         Total assets                                          $144,764
         =============================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY:

         Interest-bearing liabilities:
         Demand deposits and savings accounts                   $35,702            508           1.42%
         Certificates of deposit                                 78,223          2,721           3.48%
         Short-term borrowings and FHLB advances                  6,858            134           1.95%
         Subordinated convertible capital debentures              3,000            195           6.50%
         ---------------------------------------------------------------------------------------------
         Total interest-bearing liabilities/interest expense    123,783          3,558           2.87%
         ---------------------------------------------------------------------------------------------
         Non-interest-bearing demand deposits                     9,239
         Other liabilities                                        1,383
         Shareholders' equity                                    10,359
         ---------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $144,764
         =============================================================================================
         Net interest earnings                                                  $5,165
         =============================================================================================
         Net interest income on interest-earning assets                                          3.87%
         =============================================================================================

         Taxable equivalent adjustment:                                            N/A
         =============================================================================================

         The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the year ended December 31, 2001 and certain other information:

                                                                               Interest
                                                               Average          Income/         Average
                                                               Balances         Expense          Rates
                                                               --------         -------         ------
                                                       (Fully taxable equivalent - dollars in thousands)
         ASSETS:
         Interest-earning assets:
         Loans                                                  $88,169         $7,714           8.75%
         U.S. Treasury and other U.S. government agencies        14,890            768           5.16%
         States and municipalities                                   --             --            N/A
         Federal funds sold                                       6,378            230           3.61%
         ---------------------------------------------------------------------------------------------
         Total interest-earning assets/interest income          109,437          8,712           7.96%
         ---------------------------------------------------------------------------------------------
         Cash and due from banks                                  4,287
         Other assets                                             8,421
         Allowance for possible loan losses                        (986)
         ---------------------------------------------------------------------------------------------
         Total assets                                          $121,159
         =============================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY:

         Interest-bearing liabilities:
         Demand deposits and savings accounts                   $28,231            685           2.43%
         Certificates of deposit                                 67,370          3,840           5.70%
         Short-term borrowings and FHLB advances                  4,423             75           1.70%
         Subordinated convertible capital debentures              3,000            199           6.63%
         ---------------------------------------------------------------------------------------------
         Total interest-bearing liabilities/interest expense    103,024          4,799           4.66%
         ---------------------------------------------------------------------------------------------
         Non-interest-bearing demand deposits                     7,350
         Other liabilities                                        1,534
         Shareholders' equity                                     9,251
         ---------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $121,159
         =============================================================================================
         Net interest earnings                                                  $3,913
         =============================================================================================
         Net interest income on interest-earning assets                                          3.58%
         =============================================================================================

         Taxable equivalent adjustment:                                            N/A
         =============================================================================================


The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the year ended December 31, 2002 to the year ended December 31, 2001 (in thousands).


                                                                                                 Increase
                                                                   Increase       Increase       (Decrease)
                                                                  (Decrease)     (Decrease)        Due to
                                                   Increase         Due to         Due to         Rate and
                                                  (Decrease)        Volume          Rate           Volume
-----------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold                                $   (150)       $   (36)        $  (135)         $    21
Investment securities                                  221            675            (242)            (212)
Loans                                                  (60)         1,054            (980)            (134)
-----------------------------------------------------------------------------------------------------------
Total interest earning assets                           11          1,693          (1,357)            (325)
-----------------------------------------------------------------------------------------------------------

LIABILITIES

Demand deposits and savings accounts                  (177)           181            (283)             (75)
Certificates of deposits                            (1,119)           619          (1,496)            (242)
-----------------------------------------------------------------------------------------------------------
Total interest bearing deposits                     (1,296)           800          (1,779)            (317)
-----------------------------------------------------------------------------------------------------------
Short-term borrowings and FHLB advances                (59)            41             (11)               7
Subordinated convertible capital debentures             (4)            --              (4)              --
-----------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                  (1,241)           841          (1,772)            (310)
-----------------------------------------------------------------------------------------------------------

Total                                             $  1,252        $   852         $   415          $   (15)
===========================================================================================================


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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, 2002 and December 31, 2001 (in thousands):


                                                                    2002                         2001
                                                                    ----                         ----
Interest-bearing deposits with banks                          $       --                    $      --
Investment securities                                             31,905                       20,309
Federal funds sold                                                 5,322                        1,675
Loans:
Real estate                                                       77,875                       73,319
Commercial and other                                              23,974                       23,906
-----------------------------------------------------------------------------------------------------
Total loans                                                      101,849                       97,225
-----------------------------------------------------------------------------------------------------
Interest-earning assets                                       $  139,076                    $ 119,209
=====================================================================================================

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At December 31, 2002, approximately $31,905,000 of investment securities was classified as available for sale and at December 31, 2001, approximately $20,309,000 of investment securities was classified as available for sale. Approximately $347,000 of unrealized gain and $47,000 of unrealized gain was included in shareholders' equity related to the available for sale investment securities as of December 31, 2002 and December 31, 2001, respectively, before tax effect. There were no securities classified as held to maturity at December 31, 2002 and 2001.

At December 31, 2002 as well as December 31, 2001, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The Company has acquired and maintains restricted stock in the Federal Home Loan Bank of Cincinnati and in the Federal Reserve Bank of Atlanta.

The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2002 (in thousands):

                                                       Amortized          Estimated
                                                         Cost             Fair Value
                                                         ----             ----------
AVAILABLE FOR SALE:
U.S. Treasury                                         $  1,001            $  1,020
U.S. Government agencies                                29,792              30,120
States and political subdivisions                           --                  --
Other securities                                            --                  --
-----------------------------------------------------------------------------------
Total available for sale debt securities                30,793              31,140
Federal Home Loan Bank stock                               414                 414
Federal Reserve Bank stock                                 351                 351
-----------------------------------------------------------------------------------
Total available for sale                              $ 31,558            $ 31,905
===================================================================================


The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2001 (in thousands):

                                                       Amortized          Estimated
                                                         Cost             Fair Value
                                                         ----             ----------
AVAILABLE FOR SALE:
U.S. Treasury                                         $  1,003            $  1,003
U.S. Government agencies                                18,588              18,635
States and political subdivisions                           --                  --
-----------------------------------------------------------------------------------
Total available for sale debt securities                19,591              19,638
Federal Home Loan Bank stock                               320                 320
Federal Reserve Bank stock                                 351                 351
-----------------------------------------------------------------------------------
Total available for sale                              $ 20,262            $ 20,309
===================================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2002. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands):

                                              Amortized      Estimated      Weighted
                                                 Cost        Fair Value   Average Yield
                                                 ----        ----------   -------------
AVAILABLE FOR SALE:
U.S. Treasuries due after within 1 year        $  1,001      $  1,020        3.08%
U.S. Government agencies:
Due within 1 year                                14,475        14,705        3.08%
Due after 1 year but within 5 years              15,317        15,415        3.10%
Due after 5 years but within 10 years                --            --         N/A
Due after 10 years                                   --            --         N/A
-----------------------------------------------------------------------------------------
Total                                            30,793        31,140        3.09%
-----------------------------------------------------------------------------------------
States and political subdivisions                    --            --         N/A
Other                                                --            --         N/A
-----------------------------------------------------------------------------------------
Total investments available for sale-debt
  securities                                   $ 30,793      $ 31,140        3.09%
=========================================================================================

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment debt portfolio at December 31, 2001. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands):


                                         Amortized        Estimated       Weighted
                                           Cost          Fair Value     Average Yield
                                           ----          ----------     -------------
AVAILABLE FOR SALE:
U.S. Treasuries:                         $  1,003       $  1,003            3.09%
U.S. Government agencies:
Due within 1 year                           9,064          9,089            3.71%
Due after 1 year but within 5 years         9,524          9,546            3.44%
Due after 5 years but within 10 years          --             --             N/A
Due after 10 years                             --             --             N/A
---------------------------------------------------------------------------------
Total                                      19,591         19,638            3.54%
---------------------------------------------------------------------------------
States and political subdivisions              --             --             N/A
Other                                          --             --             N/A
---------------------------------------------------------------------------------
Total investments available for
sale-debt securities                     $ 19,591       $ 19,638            3.54%
=================================================================================

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at December 31, 2002 (dollars in thousands).

                                                                          Percent of
                                                          Balance         Total Loans
                                                          -------         -----------
Real estate loans:
Construction and land development                       $  8,930              8.8%
Secured by residential properties                         37,956             37.3%
Secured by commercial real estate                         30,989             30.4%
-----------------------------------------------------------------------------------
Total real estate loans                                   77,875             76.5%
Commercial and industrial loans                            5,920              5.8%
Other consumer loans                                      18,054             17.7%
-----------------------------------------------------------------------------------
Total loans                                              101,849            100.0%
-----------------------------------------------------------------------------------
Unamortized premiums and net deferred loan costs              61              N/A
Allowance for possible loan losses                          (918)             N/A
-----------------------------------------------------------------------------------
Net loans                                               $100,992              N/A
===================================================================================

The following table sets forth the composition of the Company's loan portfolio at December 31, 2001 (dollars in thousands).

                                                                           Percent of
                                                          Balance          Total Loans
                                                          -------          -----------
Real estate loans:
Construction and land development                        $ 6,697              6.9%
Secured by residential properties                         39,968             41.1%
Secured by commercial real estate                         26,654             27.4%
----------------------------------------------------------------------------------
Total real estate loans                                   73,319             75.4%
Commercial and industrial loans                            5,406              5.6%
Other consumer loans                                      18,500             19.0%
----------------------------------------------------------------------------------
Total loans                                               97,225            100.0%
----------------------------------------------------------------------------------
Unamortized premiums and net deferred loan costs             294              N/A
Allowance for possible loan losses                        (1,000)             N/A
----------------------------------------------------------------------------------
Net loans                                                $96,519              N/A
==================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2002 (in thousands).

                                                                          Maturity Range
                                                -------------------------------------------------------------
                                                 One Year         One Through          Over
                                                 or Less          Five Years        Five Years         Total
                                                 -------          ----------        ----------         -----
LOAN MATURITY:
Real estate construction loans                  $ 5,287            $ 3,643           $    --         $  8,930
Real estate mortgage loans                       10,074             47,342            11,529           68,945
Commercial and industrial loans                   4,016              1,784               120            5,920
All other loans                                   5,263              8,739             4,052           18,054
--------------------------------------------------------------------------------------------------------------
Total loans                                     $24,640            $61,508           $15,701         $101,849
==============================================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                    $ 9,918            $18,380           $15,701         $ 43,999
Floating or adjustable interest rates            14,722             43,128                --           57,850
---------------------------------------------------------------------------------------------------------------
Total                                           $24,640            $61,508           $15,701         $101,849
===============================================================================================================

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2001 (in thousands).

                                                                           Maturity Range
                                               ---------------------------------------------------------------
                                                 One Year        One Through           Over
                                                 or Less          Five Years        Five Years         Total
                                                 -------          ----------        ----------         -----
LOAN MATURITY:
Real estate construction loans                  $ 3,069            $ 3,628           $    --          $ 6,697
Real estate mortgage loans                       14,629             46,143             5,850           66,622
Commercial and industrial loans                   2,016              3,292                98            5,406
All other loans                                   8,217              4,164             6,119           18,500
--------------------------------------------------------------------------------------------------------------
Total loans                                     $27,931            $57,227           $12,067          $97,225
==============================================================================================================

LOAN INTEREST RATE SENSITIVITY:
Predetermined interest rates                    $ 7,847            $20,816           $12,067          $40,730
Floating or adjustable interest rates            20,084             36,411                --           56,495
--------------------------------------------------------------------------------------------------------------
Total                                           $27,931            $57,227           $12,067          $97,225
==============================================================================================================

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

At its regularly scheduled meetings, the Bank Board reviews all new loans made the preceding month and discusses and approves any loans that exceed a loan officer's authority. Loans that are 30 days or more past due are reviewed monthly.

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $918,000 as of December 31, 2002 or 0.90% of loans outstanding. The allowance for possible loan losses was $1,000,000 as of December 31, 2001, or 1.03% of loans outstanding. The provision for possible loan losses charged against earnings during the year ended December 31, 2002 was $47,000. Net charge-offs during 2002 were $129,000 (consisting of charge-offs of $156,000 and recoveries of $27,000.) The provision for possible loan losses charged against earnings during 2001 was $123,000. Net charge-offs during 2001 were $65,000 (consisting of charge-offs of $73,000 and recoveries of $8,000.)

The Company had non-performing loans totaling $44,000 at December 31, 2002 and $59,000 at December 31, 2001. This includes non-accrual loans, loans past due ninety or more days and restructured loans. The Company had $44,000 of non-accrual loans at December 31, 2002 and $59,000 at December 31, 2001. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at December 31, 2002 or at December 31, 2001. There were no loans past due ninety days or more and still accruing interest at December 31, 2002 and 2001.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 2002 and 2001 (in thousands):


                                                             2002             2001
                                                             ----             ----
Non-interest-bearing deposits:
Individuals, partnerships and corporations                $  8,764         $  7,969
Certified and official checks                                  575              497
-----------------------------------------------------------------------------------
Total non-interest-bearing deposits                          9,339            8,466
-----------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                            36,547           30,429
Saving accounts                                              1,642            1,016
Certificates of deposit, less than $100,000                 49,717           43,302
Certificates of deposit, $100,000 or greater                30,062           27,804
-----------------------------------------------------------------------------------
Total interest-bearing deposits                            117,968          102,551
-----------------------------------------------------------------------------------
Total deposits                                            $127,307         $111,017
===================================================================================

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the year ended December 31, 2002 and 2001 (dollars in thousands):

                                               2002                       2001
                                               ----                       ----
Non-interest-bearing deposits        $   9,239       N/A      $   7,350        N/A
Interest-bearing demand deposits        34,349      1.45%        27,370      2.47%
Savings accounts                         1,353       .90%           861      1.20%
Certificates of deposit                 78,223      3.48%        67,370      5.70%
----------------------------------------------------------------------------------
Total deposits                        $123,164      2.62%      $102,951      4.40%
==================================================================================

At December 31, 2002, certificates of deposits greater than $100,000 aggregated approximately $30,062,000. The following table indicates, as of December 31, 2002, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                                     3 Months      3 to 12      1 to 5     Over 5
                                      or less      Months        Years      Years
                                      -------      ------        -----      -----

Certificates of deposit                $8,600      $17,429      $2,310     $1,723
==================================================================================

At December 31, 2001, certificates of deposits greater than $100,000 aggregated approximately $27,804,000. The following table indicates, as of December 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                                     3 Months       3 to 12      1 to 5      Over 5
                                      or less       Months        Years       Years
                                      -------       ------        -----       -----

Certificates of deposit                $7,919      $15,380      $4,505          --
===================================================================================

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for the year ended December 31, 2002 was 86.3% and for the year ended December 31, 2001 was 85.6%.

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

The following table gives the various capital ratios and balances at December 31, 2002 and December 31, 2001 (dollars in thousands) for the Company:


                                                           2002               2001
                                                           ----               ----
CAPITAL:
Tier I capital:
Realized shareholders' equity                            $ 10,164          $  9,344
Less excess tax assets                                        277               319
-----------------------------------------------------------------------------------
Total Tier I capital                                        9,887             9,025
-----------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                             3,000             3,000
Qualifying allowance for loan losses                          918             1,000
-----------------------------------------------------------------------------------
Total Tier II capital                                       3,918             4,000
-----------------------------------------------------------------------------------
Total capital                                            $ 13,805          $ 13,025
===================================================================================
Risk-adjusted assets                                     $109,741          $101,689
===================================================================================
Quarterly average assets                                 $151,574          $122,687
===================================================================================

RATIOS:
Tier I capital to risk-adjusted assets                        9.0%              8.9%
Tier II capital to risk-adjusted assets                       3.6%              3.9%
Total capital to risk-adjusted assets                        12.6%             12.8%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles                6.5%              7.4%


The following table gives the various capital ratios and balances at December 31, 2002 and December 31, 2001 (dollars in thousands) for the Bank:


                                                           2002              2001
                                                           ----              ----
CAPITAL:
Tier I capital:
Realized shareholders' equity                            $ 12,871          $ 11,966
Less excess tax assets                                        335               331
-----------------------------------------------------------------------------------
Total Tier I capital                                       12,536            11,635
-----------------------------------------------------------------------------------

Tier II capital:
Qualifying debt                                                --                --
Qualifying allowance for loan losses                          918             1,000
-----------------------------------------------------------------------------------
Total Tier II capital                                         918             1,000
-----------------------------------------------------------------------------------
Total capital                                            $ 13,454          $ 12,635
===================================================================================
Risk-adjusted assets                                     $109,818          $101,674
===================================================================================
Quarterly average assets                                 $151,574          $128,047
===================================================================================

RATIOS:
Tier I capital to risk-adjusted assets                       11.4%             11.4%
Tier II capital to risk-adjusted assets                       0.9%              1.0%
Total capital to risk-adjusted assets                        12.3%             12.4%
Leverage-- Tier I capital to quarterly
    Average assets less disallowed intangibles                8.3%              9.1%


Under relevant regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.


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

On December 31, 2002 and December 31, 2001, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2002 and 2001 is comprised of the following:


                                                             2002         2001
                                                             ----        -----
Securities sold under agreement to repurchase
(securities underlying the repurchase agreements
- obligations of U.S. Government agencies and
corporations with amortized cost of approximately
$2,958,000 and $3,472,000 at December 31, 2002
and 2001, respectively, and estimated fair values
of $3,010,000 and $3,489,000 at December 31, 2002
and 2001, respectively)                                     $ 1,900     $ 1,926
================================================================================

The Bank pays interest on these repurchase agreements at approximately .50% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $2,100,000 and $2,300,000 during 2002 and 2001, respectively, and the maximum amount outstanding at any month end during 2002 and 2001 was approximately $2,475,000 and $3,660,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

The Bank has $4,000,000 of short-term borrowings from the FHLB with interest at the London Interbank Offering Rate (LIBOR) plus 10 basis points. The rate reprices quarterly and matures in June 2003. The Bank can pay any or all of the amount borrowed without penalty at any repricing date. The borrowing is secured by 1-4 family residential mortgage loans.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

PERSONNEL

The Company decreased the number of employees from the level of sixty-six at December 31, 2001 to sixty-one at December 31, 2002 due to the sale of WFS and RFS. The Company anticipates increasing the number of employees during 2003 to approximately sixty-five employees as additional staff may be required to service the anticipated loan and deposit growth and related support services during the next twelve months. However, such growth in employees may not occur if the potential sale and merger of the Company is effected.

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

ITEM 7 - FINANCIAL STATEMENTS

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                       (Tabular Amounts Are In Thousands)


ASSETS                                                                     2002                  2001
-------                                                                    ----                  ----
Cash and due from banks (note 2)                                        $  3,448              $  3,710
Federal funds sold                                                         5,322                 1,675
------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                   8,770                 5,385
------------------------------------------------------------------------------------------------------
Securities available for sale (note 3)                                    31,905                20,309
Loans, net (notes 4 and 8)                                               100,992                96,519
Premises and equipment, net (note 5)                                       4,879                 5,124
Accrued interest receivable                                                  896                   687
Deferred tax benefit (note 10)                                               277                   319
Other assets (note 6)                                                      2,258                 2.207
------------------------------------------------------------------------------------------------------
         Total assets                                                   $149,977              $130,550
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits (note 7)                                                    $127,307              $111,017
   Advances from Federal Home Loan Bank (note 8)                           6,000                 4,000
   Short-term borrowings (note 9)                                          1,900                 1,926
   Accrued interest payable                                                  352                   388
   Other liabilities                                                       1,038                   845
   Subordinated convertible capital debentures (note 11)                   3,000                 3,000
------------------------------------------------------------------------------------------------------
         Total liabilities                                               139,597               121,176
------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 12)

Shareholders' equity (note 13):
   Preferred stock, no assigned value or rights, 1,000,000
     shares authorized, no shares issued or outstanding at                    --                    --
   Common stock, $5.00 par value, 5,000,000 shares
     authorized; 907,609 shares issued and outstanding                     4,538                 4,538
   Additional paid-in capital                                              4,530                 4,530
   Retained earnings                                                       1,096                   276
------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                          10,164                 9,344
   Accumulated other comprehensive gain, net of tax                          216                    30
------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       10,380                 9,374
------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                     $149,977              $130,550
======================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
           (Tabular Amounts Are In Thousands Except Per Share Amounts)


                                                                                  2002                  2001
                                                                                  ----                  ----
Interest income:
Interest on federal funds sold                                                 $    80               $   230
Interest and dividends on taxable investment securities                            989                   768
Interest and fees on loans                                                       7,654                 7,714
------------------------------------------------------------------------------------------------------------
   Total interest income                                                         8,723                 8,712
------------------------------------------------------------------------------------------------------------
Interest expense:
Interest on negotiable order of withdrawal accounts                                440                   583
Interest on money market demand accounts                                            56                    92
Interest on savings deposits                                                        12                    10
Interest on certificates of deposit                                              2,721                 3,840
------------------------------------------------------------------------------------------------------------
   Total interest expense on deposits                                            3,229                 4,525
Interest on short-term borrowings and advances from Federal Home Loan Bank         134                    75
Interest on subordinated convertible capital debentures                            195                   199
------------------------------------------------------------------------------------------------------------
Total interest expense                                                           3,558                 4,799
------------------------------------------------------------------------------------------------------------
   Net interest income                                                           5,165                 3,913
Provision for possible loan losses (note 4)                                         47                   123
------------------------------------------------------------------------------------------------------------
   Net interest income after provision for possible loan losses                  5,118                 3,790
------------------------------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposits                                                        850                   756
Other fees and commissions                                                          42                    86
Mortgage loan origination fees                                                     164                   543
Brokerage fees                                                                     246                   133
Securities gains                                                                    81                    --
Other non-interest income                                                          221                   153
------------------------------------------------------------------------------------------------------------
   Total non-interest income                                                     1,604                 1,671
------------------------------------------------------------------------------------------------------------
Non-interest expense:
Salaries and employee benefits                                                   2,635                 2,639
Occupancy expenses, net (note 5)                                                   335                   278
Furniture and equipment expenses (note 5)                                          371                   310
Advertising expenses                                                               145                   167
Other non-interest expenses                                                      1,854                 1,612
------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                    5,340                 5,006
------------------------------------------------------------------------------------------------------------
   Income before income taxes                                                    1,382                   455
Income tax expense (note 10)                                                       562                   141
------------------------------------------------------------------------------------------------------------
   Net income                                                                  $   820               $   314
============================================================================================================
Earnings per share (note 20):
   Basic                                                                       $  0.90               $  0.35
============================================================================================================
   Diluted                                                                     $  0.80               $  0.34
============================================================================================================


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
                (Tabular Amounts Are In Thousands Except Shares)


                                        Common Stock                                                         Accumulated
                                      ------------------          Additional  Retained       Realized          Other
                                                      Par          Paid-in     Earnings     Shareholders'  Comprehensive     Total
                                      Shares         Value         Capital     (Deficit)       Equity      Income (Loss)    Equity
                                      ------         -----         -------     --------      ---------     -------------   -------
Balance at
January 1, 2001                      907,609        $ 4,538        $ 4,530      $ (38)       $ 9,030           $ (7)       $ 9,023

Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $22,000          --             --             --         --             --             37             37
     Net income                           --             --             --        314            314             --            314
----------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                                351
                                                                                                                           -------
Balance at
December 31, 2001                    907,609          4,538          4,530        276          9,344             30          9,374
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
     Unrealized gain on
     securities available for
     sale, net of tax of $114,000         --             --             --         --             --            186            186
     Net income                           --             --             --        820            820             --            820
----------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                              1,006
                                                                                                                           -------

Balance at
December 31, 2002                    907,609        $ 4,538        $ 4,530    $ 1,096       $ 10,164          $ 216        $10,380
==================================================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
                       (Tabular Amounts Are In Thousands)


                                                                                  2002             2001
                                                                                  ----             ----
Operating activities:
        Net income                                                             $    820          $    314
        Adjustments to reconcile net income to net cash
            provided by operating activities:
                Provision for possible loan losses                                   47               123
                Provision for deferred tax benefit                                  (72)              (27)
                Provision for depreciation, amortization and accretion, net         394               348
                Stock dividend on Federal Home Loan Bank common stock               (17)              (20)
                Gain on sale of securities available for sale                       (81)               --
         Changes in assets and liabilities:
                Decrease (increase) in accrued interest receivable                 (209)              175
                Increase in cash surrender value of officers life insurance         (98)              (86)
                Decrease (increase) in other assets                                  44              (228)
                Decrease in accrued interest payable                                (36)             (156)
                Increase in other liabilities                                       193               296
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  985               739
----------------------------------------------------------------------------------------------------------
Investing activities:
         Purchase of securities available for sale                              (34,242)          (28,163)
         Maturities and calls of securities available for sale                   19,925            22,000
         Proceeds from sale of securities available for sale                      3,122                --
         Maturities and calls of securities held to maturity                         --             8,850
         Increase in loans, net                                                  (4,520)          (18,700)
         Additions to premises and equipment                                       (149)             (398)
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                  (15,864)          (16,411)
----------------------------------------------------------------------------------------------------------
Financing activities:
         Advances from Federal Home Loan Bank                                     2,000             4,000
         Net increase in deposits                                                16,290            10,927
         Net decrease in short-term borrowings                                      (26)           (2,394)
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                               18,264            12,533
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              3,385            (3,139)
Cash and cash equivalents at beginning of the year                                5,385             8,524
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                                   $  8,770          $  5,385
==========================================================================================================

Supplemental disclosure of cash flow information:
         Cash paid during the year for:
         Interest                                                              $  3,594          $  4,955
==========================================================================================================
         Taxes                                                                 $    560          $    270
==========================================================================================================
       Non-cash transactions:
         Change in unrealized gain on securities available for sale, net of tax effect of $114,000 and $22,000 for 2002 and
         2001, respectively                                                    $    186          $     37
==========================================================================================================

See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


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

                  Effective January 1, 2002, RFS and WFS were sold. During 2002, BMT was merged into BMG. Further in 2002, both HTW and BM had minimal activity.

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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001



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

         (d)      Loans, net

                  Loans are stated at the principal amount outstanding. Interest on all loans is computed on the outstanding loan balance.

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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001



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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


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

                  The Company will file a consolidated federal income tax return and a combined state excise (income) tax return with the Bank, BIG, BMG, BMT, BIC, HTW and BM. RFS and WFS filed separate federal and state tax returns, with the federal tax effects included in the Company's federal return. Income taxes are allocated on a "separate entity" basis.

         (h)      Advertising Costs

                  Advertising costs are expensed as incurred and are not subject to capitalization and amortization.

         (i)      Stock Options

                  The Company applies Accounting Principles Board Opinion 25 (APB 25) and subsequent interpretations in accounting for its stock option plan. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the measurement (grant) date. The following table presents a reconciliation of reported net income and proforma net income and earnings per share had compensation for the Company's stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123, Accounting for Stock-Based Compensation.

                                                                 2002         2001
                                                                  ----        ----

                  Net income as reported                        $  820      $  314
                  Deduct total stock based employee
                  compensation expense determined
                  under fair value based method for all
                  awards granted, net of related tax effects        42          67
                  ----------------------------------------------------------------
                  Proforma net income                           $  778         247
                  ================================================================

                  Earnings per share:
                     Basic as reported                          $ 0.90      $ 0.35
                    ==============================================================
                     Basic proforma                             $ 0.86      $ 0.27
                    ==============================================================

                     Diluted as reported                        $ 0.80      $ 0.34
                    ==============================================================
                     Diluted proforma                           $ 0.76      $ 0.27
                    ==============================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


(2)      CASH AND DUE FROM BANKS

         At December 31, 2002 and 2001, the Company had deposits in other financial institutions in excess of Federal Deposit Insurance Corporation insurance coverage limits by approximately $310,000 and $160,000, respectively.

         The Bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The approximate average amount for cash maintenance for the years ended December 31, 2002 and 2001 was $446,000 and $257,000, respectively.

(3)     INVESTMENT SECURITIES

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 2002 are as follows:



                                                                         Gross           Gross
                                                      Amortized       Unrealized      Unrealized        Estimated
                                                        Cost             Gains          Losses         Fair Value
                                                        ----             -----          ------         ----------
         U.S. Treasury obligation                     $  1,001          $  19           $  --            $ 1,020
         Obligations of U.S.
            Government agencies
            and corporations                            29,792            328              --             30,120
         Equity securities                                 765             --              --                765
         -------------------------------------------------------------------------------------------------------
           Total                                       $31,558           $347           $  --            $31,905
         =======================================================================================================

         The amortized cost and approximate estimated fair value of securities available for sale at December 31, 2001 are as follows:



                                                                         Gross           Gross
                                                      Amortized       Unrealized      Unrealized        Estimated
                                                        Cost             Gains          Losses          Fair Value
                                                        ----             -----          ------          ----------

         U.S. Treasury obligation                      $ 1,003          $  --           $  --            $ 1,003
         Obligations of U.S.
            Government agencies
            and corporations                            18,588             67              20             18,635
         Equity securities                                 671             --              --                671
         --------------------------------------------------------------------------------------------------------
           Total                                       $20,262          $  67           $  20            $20,309
         ========================================================================================================

         The amortized cost and estimated fair value of debt securities available for sale at December 31, 2002 and 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                 2002                            2001
                                                                 ----                            ----
                                                      Amortized      Estimated        Amortized         Estimated
                                                        Cost         Fair Value         Cost            Fair Value
                                                        ----         ----------         ----            ----------
         Due in one year or less                       $15,475        $15,725         $ 9,064            $ 9,089
         Due after one year
           through five years                           15,318         15,415          10,527             10,549
         Due after five years through
           ten years                                        --             --              --                 --
         -------------------------------------------------------------------------------------------------------
           Total debt securities available for sale    $30,793        $31,140         $19,591            $19,638
         =======================================================================================================


                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         Proceeds received from the sale of securities available for sale during the year ended December 31, 2002 were $3,144,000. The gross realized gains on these sales totaled $81,000. There were no securities sold during the year ended December 31, 2001.

         At December 31, 2002, and 2001 there were no securities held to maturity.

         Investment securities having an estimated fair value of approximately $22,106,000 and $16,907,000 at December 31, 2002 and 2001,
         respectively, were pledged to secure public and trust funds on deposit, a line of credit and securities sold under agreements to repurchase.

         The investment in equity securities at December 31, 2002 and 2001 represents stock in the Federal Home Loan Bank (FHLB) of Cincinnati of $414,000 and $320,000, respectively, and stock in the Federal Reserve Bank of Atlanta (FRB) of $351,000. Both are restricted stock in that they lack a market and can only be sold at par value to members of the FHLB or FRB or to the FHLB or FRB.

(4)      LOANS, NET

         Loans, net at December 31, 2002 and 2001 are summarized as follows:


                                                                 2002        2001
                                                                 ----        ----
         Commercial, financial and agricultural               $  5,920      $ 5,406
         Real estate - construction                              8,930        6,697
         Real estate - commercial                               30,989       26,654
         Real estate - mortgage                                 37,956       39,968
         Consumer and other                                     18,054       18,500
         --------------------------------------------------------------------------
            Total                                              101,849       97,225
         Unamortized premiums and net deferred loan costs           61          294
         Less allowance for possible loan losses                   918        1,000
         --------------------------------------------------------------------------
            Total loans, net                                  $100,992      $96,519
         ==========================================================================

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

         The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 2002 and 2001:


                                                                 2002        2001
                                                                 ----        ----
         Balance - beginning of year                           $ 2,955      $ 2,253
         New loans and advances during the year                  1,886        1,790
         Repayments during the year                             (1,745)      (1,088)
         ---------------------------------------------------------------------------
           Balance - end of year                               $ 3,096      $ 2,955
         ===========================================================================

         At December 31, 2002 and 2001 there were no loans past due ninety or more days and still accruing interest.

         Loans totaling $44,000 and $59,000, respectively were classified as non-accrual at December 31, 2002 and 2001. The loss of interest income on such loans during 2002 and 2001 was $1,000 and $4,000,

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         respectively. No loans were classified as impaired at December 31, 2002 and 2001. The Bank is not committed to any additional funding on these non-performing loans.

         Transactions in the allowance for possible loan losses for the years ended December 31, 2002 and 2001 are summarized as follows:


                                                           2002            2001
                                                           ----            ----
         Balance - beginning of year                      $1,000          $  942
         Provision for possible loan losses                   47             123
         -------------------------------------------------------------------------
                                                           1,047           1,065
         -------------------------------------------------------------------------
         Loans charged-off                                  (156)            (73)
         Recoveries                                           27               8
         -------------------------------------------------------------------------
           Net loans charged-off                            (129)            (65)
         -------------------------------------------------------------------------
           Balance - end of year                          $  918          $1,000
         =========================================================================


(5)      PREMISES AND EQUIPMENT, NET

         The detail of premises and equipment, net at December 31, 2002 and 2001 is as follows:

                                                          2002             2001
                                                          ----             ----
         Land                                          $   884            $  884
         Buildings                                       2,967             2,967
         Furniture and equipment                         1,949             1,855
         Leasehold improvements                            298               244
         -----------------------------------------------------------------------
                                                         6,098             5,950
         Less accumulated depreciation and
          amortization                                  (1,219)             (826)
         -----------------------------------------------------------------------
           Premises and equipment, net                 $ 4,879            $5,124
         =======================================================================

         Depreciation and amortization related to premises and equipment for the years ended December 31, 2002 and 2001 was $394,000 and $348,000, respectively.

         The Company acquired equipment, supplies and furnishings of $59,000 and $132,000 from a directors business supply company in 2002 and 2001, respectively.

         The Company opened a limited service branch office in March 2000. The Company hired an independent contractor to renovate the interior of the building at a cost of $202,000. The Company entered into a five year lease with a director that owns the building and the lease contains three five-year renewal options. During 2002 and 2001, the Company incurred lease expense of approximately $18,000 for this lease. During 2001, the Company opened a branch in Smyrna. The Company leases the building under an operating lease for a two year period with five successive two year renewal options. In 2002 and 2001, lease expense of $22,000 and $14,000 was incurred related to this lease.

(6)      OTHER ASSETS

         The Company has purchased life insurance on certain of its employees and is the beneficiary of these policies. At December 31, 2002 and 2001, the cash surrender value of these policies, which is included in "other assets", was $1,923,000 and $1,825,000, respectively. There are no restrictions on the proceeds from these benefits and the Company has not borrowed against the cash surrender value of these policies.

(7)        DEPOSITS

           Deposits at December 31, 2002 and 2001 are summarized as follows:

                                                              2002             2001
                                                              ----             ----
            Non-interest bearing deposits:
            Demand deposits                                $   9,339        $   8,466
            Interest bearing deposits:
            NOW and Super NOW accounts                        14,338           12,378
            Money market demand accounts                      22,209           18,051
            Savings                                            1,642            1,016
            Certificates of deposit $100,000 or greater       30,062           27,804
            Other certificates of deposit                     49,717           43,302
         ----------------------------------------------------------------------------
               Total                                        $127,307         $111,017
         ============================================================================

           At December 31, 2002 and 2001, the scheduled maturities of certificates of deposit were:

                                                               2002            2001
                                                               ----            ----
            1 year                                          $ 69,155         $ 55,509
            2 years                                            1,497           13,613
            3 years                                            2,349            1,579
            4 years                                            1,731               29
            5 years                                               44              376
            Thereafter                                         5,003               --
         ----------------------------------------------------------------------------
              Total                                         $ 79,779         $ 71,106
         ============================================================================

           Depository accounts of the Bank held by directors and executive officers and their related interests totaled $1,350,000 at December 31, 2002.

(8)        ADVANCES FROM FEDERAL HOME LOAN BANK

           The advances from Federal Home Loan Bank (FHLB) amounted to $6,000,000 and $4,000,000 at December 31, 2002 and 2001,
           respectively.

           The Bank pays interest on London Interbank Offering Rate (LIBOR) plus ten basis points on the $4,000,000 of Federal Home Loan Bank borrowings. The rate reprices quarterly and matures in June 2003. The Bank can pay any or all of the amount borrowed without penalty at any repricing date. The borrowing is secured by 1-4 family residential mortgage loans. The Bank pays 4.20% on the $2,000,000 advance from the Federal Home Loan Bank. The rate is fixed and the advance is due in August 2007.

           Loans totaling approximately $62,500,000 and $57,500,000 were pledged to the FHLB as collateral at December 31, 2002 and 2001, respectively.

(9)      SHORT-TERM BORROWINGS

           Short-term borrowings at December 31, 2002 and 2001 are comprised of the following:


                                                                    2002       2001
                                                                    ----       ----
           Securities sold under agreement to repurchase
           (securities underlying the repurchase agreements
           are obligations of U.S. Government agencies
           and corporations with amortized cost of
           approximately $2,958,000 and $3,472,000 at
           December 31, 2002 and 2001, respectively, and
           estimated fair values of $3,010,000 and $3,489,000
           at December 31, 2002 and 2001, respectively)           $ 1,900   $ 1,926
         ==========================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         The Bank pays interest on these repurchase agreements at approximately 0.50% below the federal funds rate. These repurchase agreements have maturities of one business day.

         Securities sold under agreement to repurchase averaged approximately $2,100,000 and $2,300,000 during 2002 and 2001, respectively, and the maximum amount outstanding at any month end during 2002 and 2001 was approximately $2,475,000 and $3,660,000, respectively.

         The Bank has a secured line of credit of $6,865,000 with a regional bank. No balance was outstanding at December 31, 2002.

         The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

(10)     INCOME TAXES

         A reconciliation of income tax expense for the years ended December 31, 2002 and 2001 to the "expected" tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income taxes is as follows:


                                                                            2002                  2001
                                                                            ----                  ----
         Computed "expected" tax expense                              $ 470      34%        $ 155       34%
         Increase (reduction) in taxes
           resulting from:
              Exempt earnings from life insurance policies              (33)     (2%)         (32)      (7)%
              Capital acquisition costs                                  39       3%           --       --
              State income taxes, net of federal tax effect              58       4%           19        4%
              Other, net                                                 28       2%           (1)      --%
         ---------------------------------------------------------------------------------------------------
                Income tax expense                                    $ 562      41%        $ 141       31%
         ===================================================================================================

         The components of income tax expense are summarized as follows:

                                                                     Federal      State          Total
                                                                     -------      -----          -----
         2002
         Current                                                      $ 533       $ 101        $   634
         Deferred                                                       (60)        (12)           (72)
         ----------------------------------------------------------------------------------------------
                Total                                                 $ 473       $  89        $   562
         ==============================================================================================

         2001
         Current                                                     $  135       $  33        $   168
         Deferred                                                       (23)         (4)           (27)
         ----------------------------------------------------------------------------------------------
              Total                                                 $   112       $  29        $   141
         ==============================================================================================

         The sources of deferred income tax expenses (benefits) for 2002 and 2001 and the tax effect of each are as follows:


                                                                            2002             2001
                                                                            ----             ----
         Provision for possible loan losses                            $    (13)           $   (2)
         Depreciation                                                        46                38
         Deferred compensation                                             (128)              (61)
         Other, net                                                          23                (2)
         -----------------------------------------------------------------------------------------
              Deferred taxes, net                                      $    (72)           $  (27)
         =========================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         Significant components of deferred tax assets on the balance sheets as of December 31, 2002 and 2001 are as follows:

                                                              2002           2001
                                                              ----           ----
         Deferred tax assets:
              Allowance for possible loan losses            $  316         $  303
              Deferred compensation                            283            155
              Other                                             15             31
         -------------------------------------------------------------------------
                                                               614            489
         -------------------------------------------------------------------------

         Deferred tax liability:
              Premises and equipment                          (176)          (130)
              Unrealized gain on investment securities        (132)           (18)
              Other                                            (29)           (22)
         -------------------------------------------------------------------------
                                                              (337)          (170)
         -------------------------------------------------------------------------

         Net deferred tax asset before
              valuation allowance                              277            319
         Less valuation allowance                               --             --
         ------------------------------------------------------------------------
              Net deferred tax asset                        $  277         $  319
         =========================================================================

         The composition of deferred tax assets at December 31, 2002 and 2001, by tax jurisdiction is as follows:


                                                             2002           2001
                                                             ----           ----
         Federal                                            $  230         $  269
         State                                                  47             50
         -------------------------------------------------------------------------
              Net tax deferred asset                        $  277         $  319
         =========================================================================

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

         If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5% with a floor of 6.50%. The weighted average rate, for the years ended December 31, 2002 and 2001 was 6.50% and 6.63%, respectively, and the interest expense was $195,000 and $199,000, respectively.

         The amount of debentures held by directors and officers of the Company at December 31, 2002 and 2001 totaled $2,251,000 and $2,011,000, respectively.

(12)   COMMITMENTS AND CONTINGENCIES

         In the normal course of business there are contingent liabilities such as legal proceedings pending against the company. In the opinion of management, no material adverse effect on the consolidated financial position of the Company is anticipated as a result of these items.

(13)   SHAREHOLDERS' EQUITY

         Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of the Bank's regulatory agency, the Tennessee Department of Financial Institutions. Retained earnings against which dividends may be paid, without regulatory approval, were $1,166,000 and $266,000 at December 31, 2002 and 2001, respectively.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         Effective March 18, 1998, the Board Directors adopted a Shareholder Protection Rights Plan ("Plan"). The Board of Directors has declared a dividend of one right for each share of common stock as of March 18, 1998. The distribution of the rights is designed to deter coercive takeover tactics and help prevent partial tender offers and other abusive tactics to gain control of the Company without dealing with all shareholders on a fair and equal basis. Each right entitles shareholders, under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending upon the form of the transaction) at an exercise price that will be half the market value of such securities at that time. The rights can be exercised only if certain persons or groups acquire twenty percent or more of the Company's outstanding common stock or commence a tender or exchange offer by mailing proxy materials that would result in ownership of twenty percent or more of its common stock and for a period of ten days following the public announcement of such acquisition, the Company will be entitled to redeem the rights at one cent per right. The rights expire on March 18, 2008. This Plan may, without the approval of the rights holders, be amended subject to certain conditions by the Company or the Bank, as the rights agent.

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

         As of December 31, 2002, the most recent notifications from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's categories.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
              (Tabular Amounts Are In Thousands Except Percentages)

         The following table summarizes the estimated capital ratios and amounts on a consolidated and Bank only basis and the regulatory minimum requirements at December 31, 2002 and 2001:


                                                                     Tier 1            Total            Tier 1
                                                                   Risk-Based        Risk-Based        Leverage
                                                                   ----------        ----------        --------

         Consolidated:
         Actual ratio - December 31, 2002                             9.009%           12.580%           6.523%
         Actual ratio - December 31, 2001                             8.875%           12.809%           7.048%

         Regulatory minimum for capital adequacy purposes             4.000%            8.000%           4.000%

         Calculated balance - December 31, 2002                     $ 9,887          $ 13,805          $ 9,887
         Calculated balance - December 31, 2001                     $ 9,025          $ 13,025          $ 9,025

         Regulatory minimum for capital adequacy purposes:
         December 31, 2002                                          $ 4,390          $  8,779          $ 6,063
         December 31, 2001                                          $ 4,068          $  8,135          $ 4,907




                                                                     Tier 1            Total            Tier 1
                                                                   Risk-Based       Risk-Based         Leverage
                                                                   ----------       ----------         --------
         Bank Only:
         Actual ratio - December 31, 2002                             11.415%          12.251%           8.271%
         Actual ratio - December 31, 2001                             11.443%          12.427%           9.087%

         Regulatory minimum:
            For capital adequacy purposes                              4.000%           8.000%           4.000%
            To be well capitalized under prompt
                corrective action provisions                           6.000%          10.000%           5.000%

         Calculated balance - December 31, 2002                     $ 12,536         $ 13,454          $12,536
         Calculated balance - December 31, 2001                     $ 11,635         $ 12,635          $11,635

         Regulatory minimum for capital adequacy purposes:
         December 31, 2002                                          $  4,393         $  8,785          $ 6,063
         December 31, 2001                                          $  4,067         $  8,134          $ 5,122

         To be well capitalized under prompt corrective
         action provisions:
         December 31, 2002                                          $  6,589         $ 10,982          $ 7,579
         December 31, 2001                                          $  6,100         $ 10,167          $ 6,402


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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


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

         Commitments to extend credit are legally binding agreements to lend to a customer. Commitments, with the exception of credit cards, generally have variable rates, fixed expiration dates and may require payment of a fee. The variable rates are tied to the Bank's index rate limiting the Company's market risk. Remaining unadvanced loan principal of commitments totaled $5,966,000 and $4,380,000 at December 31, 2002 and 2001, respectively. These balances do not necessarily represent actual future cash requirements since many of the commitments are expected to expire without being drawn upon. The Bank, for a majority of the commitments, evaluates each customer's credit worthiness on a case-by-case basis and collateral is obtained if deemed necessary. Collateral includes accounts and notes receivable, inventory, plant and equipment, marketable securities, and mortgages. Construction loan commitments for both residential and commercial properties totaled $8,930 ,000 and $2,400,000 at December 31, 2002 and 2001, respectively, with $2,787,000 and $2,140,000 being undrawn, respectively.

         At December 31, 2002 and 2001, the Bank did not offer credit card lines of credit. Home equity lines represent collateralized equity in single family residences. At December 31, 2002 and 2001, the home equity lines of credit totaled $2,162,434 and $2,720,321 with $970,000 and $824,000 undrawn, respectively.

         Letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, the purchase of domestic and international goods, and required developer improvements to construction sites. Since most letters of credit are not expected to be drawn upon, the total contract amounts do not necessarily represent actual future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. When deemed necessary, the Bank obtains marketable securities as collateral supporting these letters of credit. Letters of credit totaled $488,000 and $318,000 at December 31, 2002 and 2001, respectively.

         The Bank had no commitments to purchase financial instruments at predetermined prices at December 31, 2002 or 2001. The exposure to credit risk resides with the inability to deliver these financial instruments. The loss would be confined to any adverse change in the market prices that took place between the time of initiation and consummation of the transaction. Market risk consists of the normal risk that resides with any portfolio held when interest rates rise.

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

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of this standard in 2002 did not have a material impact on the Company's consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4 and 64, relative to debt extinguishments and provides that gains and losses form extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Statement amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the Statement relative to accounting for leases were effective for transactions occurring after May 15, 2002. Implementation of these provisions of the Statement had no impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate any material impact on its financial position, results of operations and cash flow subsequent to the effective date of the statement.

         In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions - and amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS 72, Accounting for Certain Acquisitions of Banking of Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, providing interpretive guidance on the application of the purchase method to acquisitions of financial institution. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The provision, which related to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment of disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. The Company does not anticipate any material impact on its financial position, results of operations and cash flow subsequent to the effective date of this statement.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
                       (Tabular Amounts Are In Thousands)



(17)     MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL
         INFORMATION

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                                 Balance Sheets
                        As of December 31, 2002 and 2001


              ASSETS                                                       2002                    2001
              ------                                                       ----                    ----

         Cash                                                           $    201                $      8
         Interest bearing time deposit                                       100                     100
         Investment in subsidiary bank                                    13,080                  11,995
         Deferred tax benefit                                                 --                       2
         Due from subsidiary                                                  --                     309
         Other assets                                                         22                      12
         -----------------------------------------------------------------------------------------------
              Total assets                                              $ 13,403                $ 12,426
         ===============================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Liabilities:
         Other liabilities                                              $     23                $     52
         Subordinated convertible capital debentures                       3,000                   3,000
         -----------------------------------------------------------------------------------------------
              Total liabilities                                            3,023                   3,052
         -----------------------------------------------------------------------------------------------

         Shareholders' equity:
              Preferred stock, no assigned value or rights,
                  1,000,000 shares authorized, no shares issued
                  or outstanding                                              --                      --
              Common stock, $5.00 par value,
                  5,000,000 shares authorized,
                  907,609 shares
                  issued and outstanding                                   4,538                   4,538
         Additional paid-in capital                                        4,530                   4,530
         Retained earnings                                                 1,096                     276
         -----------------------------------------------------------------------------------------------
         Realized shareholders equity                                     10,164                   9,344
         Other accumulated comprehensive income, net of tax                  216                      30
         -----------------------------------------------------------------------------------------------
         Total shareholders' equity                                       10,380                   9,374
         -----------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity                $ 13,403                $ 12,426
         ===============================================================================================

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
                       (Tabular Amounts Are In Thousands)

(17) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Operations
                 For the Years ended December 31, 2002 and 2001

                                                                            2002                2001
                                                                            ----                ----
         Income:
              Interest income                                          $       2               $    5
              Dividend income from subsidiary bank                           195                  244
         ---------------------------------------------------------------------------------------------
                    Total                                                    197                  249
         ---------------------------------------------------------------------------------------------

         Expenses:
              Professional fees                                               42                   36
              Interest expense on debentures                                 195                  199
              Merger expenses                                                114                   --
              Other non-interest expenses                                     25                   30
         ---------------------------------------------------------------------------------------------
                    Total                                                    376                  265
         ---------------------------------------------------------------------------------------------

                    Loss before income taxes and equity in
                      undistributed income of subsidiary bank               (179)                 (16)

         Income tax benefit                                                   99                   99
         ----------------------------------------------------------------------------------------------

                    Income (loss) before equity in undistributed
                       income of subsidiary bank                            (80)                   83
         ---------------------------------------------------------------------------------------------

         Equity in undistributed income of subsidiary bank                   900                  231
         ---------------------------------------------------------------------------------------------

                    Net income                                              $820               $  314
         =============================================================================================


                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
                       (Tabular Amounts Are In Thousands)

(17) MURFREESBORO BANCORP, INC. - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Murfreesboro Bancorp, Inc.
                              (Parent Company Only)
                            Statements of Cash Flows
                 For the Years ended December 31, 2002 and 2001


                                                                              2002               2001
                                                                              ----               ----
         Operating activities:
              Net income                                                    $  820              $ 314
              Adjustments to reconcile net income to net
                  cash used by operating activities:
                   Provision for deferred tax expense                            2                  3
                   Equity in undistributed income of subsidiary bank          (900)              (231)
                   Changes in assets and liabilities:
                   (Decrease) increase in due from subsidiary bank             309               (109)
                   Increase in other assets                                    (10)                --
                   Increase (decrease) in other liabilities                    (28)                30
         ---------------------------------------------------------------------------------------------
                           Net cash provided by operating activities           193                  7
         ---------------------------------------------------------------------------------------------

         Net increase in cash and cash equivalents                             193                  7

         Cash and cash equivalents at beginning of year                        108                101
         ---------------------------------------------------------------------------------------------

         Cash and cash equivalents at end of year                           $  301              $ 108
         =============================================================================================

         Supplemental disclosure of cash flow information:

         Cash paid during the year for:

              Interest                                                      $  195              $ 205
         =============================================================================================

              Taxes                                                         $   --              $  --
         =============================================================================================

         Non-cash transactions:

         Change in unrealized gain on securities
              available for sale, net of tax effect of $114,000
              and $22,000 in 2002 and 2001, respectively                    $  186              $  37
         =============================================================================================


                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
                       (Tabular Amounts Are In Thousands)


(18)   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and fair values of the Company's primary financial instruments at December 31, 2002 and 2001 are summarized as follows:


                                                                                     Carrying           Estimated
         December 31, 2002:                                                            Value           Fair Value
                                                                                       -----           ----------

         FINANCIAL ASSETS:
              Cash and short-term investments                                        $  8,770           $  8,770
              Securities available for sale                                            31,905             31,905
              Loans                                                                   100,992            102,365
         -------------------------------------------------------------------------------------------------------
                  Total                                                              $141,667           $143.040
         =======================================================================================================

         FINANCIAL LIABILITIES:
              Deposits                                                               $127,307           $128,389
              Short-term borrowings                                                     1,900              1,900
              Advances from Federal Home Loan Bank                                      6,000              6,000
              Subordinated convertible capital debentures                               3,000              3,000
         -------------------------------------------------------------------------------------------------------
                        Total                                                        $138,207           $139,289
         =======================================================================================================


                                                                                    Carrying            Estimated
         December 31, 2001:                                                           Value            Fair Value
                                                                                      -----            ----------
         FINANCIAL ASSETS:
              Cash and short-term investments                                        $  5,385           $  5,385
              Securities available for sale                                            20,309             20,309
              Loans                                                                    96,519             97,319
         -------------------------------------------------------------------------------------------------------
                  Total                                                              $122,213           $123,013
         =======================================================================================================

         FINANCIAL LIABILITIES:
              Deposits                                                               $111,017           $112,043
              Short-term borrowings                                                     1,926              1,926
              Advances from Federal Home Loan Bank                                      4,000              4,000
               Subordinated convertible capital debentures                              3,000              3,000
         -------------------------------------------------------------------------------------------------------
                  Total                                                              $119,943           $120,969
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

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001


         discounted cash flow calculation that applied interest rates currently being offered on these instruments with similar terms.

         SHORT-TERM BORROWINGS - The fair value of short-term borrowings approximates the carrying value due to the short-term nature of the agreements.

         ADVANCES FROM FEDERAL HOME LOAN BANK - The fair value of these advances approximates the carrying value due to the variable rate of an advance and the recent draw of the fixed rate advance.

         SUBORDINATED CONVERTIBLE CAPITAL DEBENTURES - The fair value of subordinated convertible capital debentures approximates par value due to the variable interest rate of the security and the limited marketability of the debenture.

         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - Fair value of commitments to extend credit and letters of credit is not presented, since management believes the fair value to be insignificant.

(19)     EMPLOYEE BENEFITS

         The Company has placed into effect a contributory profit-sharing 401(k) plan that covers substantially all employees of the Company. Contributions are made at the discretion of the Board of Directors. No employer contributions were made during the years ended December 31, 2002 or 2001.

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

         During 2001, the Company granted incentive stock options to seven employees totaling 18,750 (including 4,000 options that were forfeited) as well as 10,000 non-qualified stock options to six non-employee directors. The options granted to employees have an exercise price of $12.50 per share and expire on May 15, 2011. Vesting of these employee options is at a rate of 20% each anniversary date of the grant date. The options granted to the non-employee directors have an exercise price of $12.50 per share and 6,000 expire on May 15, 2011 and 4,000 expire on December 11, 2011, and are fully vested.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
            (Tabular Amounts Are In Thousands Except Shares Per Share
                            Amounts and Percentages)

         A summary of the Company's fixed stock option plan as of December 31, 2002 and changes during the year then ended is as follows:



                                                                                         Weighted-Average
                                                                            Shares        Exercise Price
                                                                            ------        --------------
         Outstanding, beginning of year                                    114,750             $10.56
         Granted                                                                --                 --
         Forfeited                                                              --                 --
         --------------------------------------------------------------------------------------------
         Outstanding, end of year                                          114,750             $10.56
         ============================================================================================

         Options exercisable at end of year                                 84,950
         =========================================================================

         Range of exercise price
                High                                                      $  12.50
         =========================================================================
                Low                                                       $  10.00
         =========================================================================

         Weighted-average remaining contractual life (in years)                          5.97
         ====================================================================================


         A summary of the Company's fixed stock option plan as of December 31, 2001 and changes during the year then ended is as follows:


                                                                                         Weighted-Average
                                                                            Shares         Exercise Price
                                                                            ------         --------------
         Outstanding, beginning of year                                     90,000             $10.03
         Granted                                                            28,750              12.50
         Forfeited                                                          (4,000)             12.50
         --------------------------------------------------------------------------------------------
         Outstanding, end of year                                          114,750             $10.56
         ============================================================================================

         Options exercisable at end of year                                 64,000
         =========================================================================

         Range of exercise price
                High                                                     $   12.50
==================================================================================
                Low                                                         $10.00
==================================================================================

         Weighted-average remaining contractual life (in years)                          6.94
         ====================================================================================

         The weighted-average assumptions used in valuing the stock options issued in 2001 under the minimum value method are as follows:

                  Risk free interest rate during life of option              5.05%
                  Expected life of option (in years)                            8
                  Annual dividends during option period                        --

         The Company has established a deferred compensation plan comprised of separate individual agreements for the benefit of certain officers and directors. The benefits will be in the form of supplemental retirement funds. Under the agreements, the benefits accruing to each officer will increase based on the officer's pro-rata share of the actual return of a portfolio of life insurance contracts' cash surrender values less a minimum return to the Company, which is to be the after tax yield of a one year constant maturity U.S. Treasury note (CMT index) and beginning in 2001 this same minimum return will be used less 100 basis points.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 2002 AND 2001
           (Tabular Amounts Are In Thousands Except Per Share Amounts)

       The benefits will be paid partially in a 10-year period after termination and the remaining portion will be paid until the death of the officer. Officers that were involved in the formation of the Company were vested on January 1, 2000 while other officers have vesting schedules that vest over a seven year period beginning January 1, 2000. The Company will accrue the estimated present value of the benefits during the anticipated employment period of the officer. During 2002 and 2001, the Company accrued deferred compensation expense of $335,000 and $166,000, respectively.

 (20)  EARNINGS PER SHARE

       The following presents the reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2002 and 2001:

                                                               2002          2001
                                                               ----          ----
              Net income                                     $    820      $  314
              ===================================================================

              Average Shares:
              Basic                                               908         908
              Effect of dilutive common stock options              27          18
              Effect of dilutive subordinated convertible
                    capital debentures                            240         240
              -------------------------------------------------------------------
              Diluted                                           1,175       1,166
              ===================================================================

              Per share amounts
              Basic                                          $   0.90      $ 0.35
              ===================================================================
              Diluted                                        $   0.80      $ 0.34
              ===================================================================

          The effect of the subordinated convertible capital debentures are anti-dilutive in 2001.

(21)      SALE OF SUBSIDIARIES

          On February 1, 2002, and effective as of January 1, 2002, BMG sold its 51% controlling interest in RFS and WFS for its recorded carrying value plus $25,000. BMG may receive up to $50,000 additional compensation from allocation of 25.5% of any future net profits subject to certain conditions. During 2002, BMG received $29,000 of the potential additional compensation.

          The Company has continued to offer mortgage banking services through its subsidiaries BMG and BMT. Further. The sale of these subsidiaries is not deemed material to the operations of the Company, as an exit or disposal activity.

(22)      POTENTIAL SALE TRANSACTION

          On December 11, 2002, the Company and Bank entered into an "Agreement and Plan of Merger" (Merger) with First South BanCorp, Inc. and FirstBank. As part of the agreement, shareholders of the Company will receive $21.25 in cash for each share of Company common stock. Outstanding stock options or subordinated convertible capital debentures will be converted into common stock in accordance with their applicable security terms as of the consummation date.

          The merger is dependent on approval of various regulatory authorities and the affirmative vote of the majority of the outstanding shares of common stock of the Company. If approved, the sale transaction is anticipated to close in the second quarter of 2003.

                          RAYBURN, BETTS & BATES, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   SUITE 420
                              3310 WEST END AVENUE
                           NASHVILLE, TENNESSEE 37203



                          Independent Auditors' Report



The Board of Directors
Murfreesboro Bancorp, Inc.
Murfreesboro, Tennessee

We have audited the consolidated balance sheets of Murfreesboro Bancorp, Inc. and subsidiaries (collectively "the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Rayburn, Betts & Bates, P.C.


Nashville, Tennessee
January 31, 2003

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table relates to directors, executive officers, promoters and control persons of the Company at December 31, 2002.


        NAME AND
  PRINCIPAL POSITION(S)
      WITH COMPANY                 AGE           BUSINESS AFFILIATIONS DURING PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------
William E. Rowland                  55      Executive Vice President, Secretary and Director - First City
Chief Executive Officer/                    Bank (January 1986-March 1996); President, Chief Executive
President and Director                      Officer and Director - First City Bancorp, Inc. (May 1988-March
                                            1996); President - Tennessee Credit Corporation (March 1996-June 1996);
                                            President, Chief Executive Officer and Director - Bank of Murfreesboro
                                            (October 1997 - Present); President, Chief Executive Officer and
                                            Director - Murfreesboro Bancorp, Inc. (October 1997 - Present)
------------------------------------------------------------------------------------------------------------------
Joyce Ewell                         59      First Vice President and Director - First City Bank (January
Executive Vice President                    1986-March 1996); Vice President - First American National Bank
and Director                                (March 1996-January 1997); Executive Vice President and
                                            Director - Murfreesboro Bancorp, Inc. (October 1997-Present);
                                            Executive Vice President and Director - Bank of Murfreesboro
                                            (October 1997-Present)
------------------------------------------------------------------------------------------------------------------
Olin O. Williams                    72      Retired Surgeon - Murfreesboro Medical Clinic (September
Chairman of the Board of                    1967-January 1994); Director - National Health Care, L.P.
Directors                                   (1971-Present); Director - First City Bank (January 1986-March
                                            1996); Director - First City Bancorp, Inc. (May 1988-March 1996)
------------------------------------------------------------------------------------------------------------------
Melvin R. Adams                     63      Agent - State Farm Insurance Company (1971-Present); Director -
Director                                    First City Bank (January 1986-March 1996); Director - First
                                            City Bancorp, Inc. (May 1988-March 1996)
------------------------------------------------------------------------------------------------------------------
Thomas E. Batey                     68      President/Owner - Batey's (office supply) (1957-Present);
Director                                    Director - First City Bank (May 1988-March 1996); Director -
                                            First City Bancorp, Inc. (May 1988-March 1996)
------------------------------------------------------------------------------------------------------------------
Sam B. Coleman, Jr.                 45      Regal Furniture Company (1981-1999); Affiliate Broker - Bob
Director                                    Parks Realty (1999-Present)
------------------------------------------------------------------------------------------------------------------
John Stanley Hooper                 70      President/Owner - Hooper Supply Co., Inc. (1957-95); Director -
Director                                    First City Bank (May 1988-March 1996); Director - First City
                                            Bancorp, Inc. (May 1988-March 1996)
------------------------------------------------------------------------------------------------------------------
William H. Sloan                    68      President/Owner - Sloan's Sales and Service, Inc. (motorcycle
Director                                    sales, parts and service) (1960-Present); Director - First City
                                            Bank (January 1994-March 1996)
------------------------------------------------------------------------------------------------------------------
Joseph M. Swanson                   64      President - Swanson, Inc. (1960-Present); Owner - Swanson
Director                                    Developments (1983-Present); Director - First City Bank
                                            (January 1986-March 1996); Director - First City Bancorp, Inc.
                                            (May 1988-March 1996)
------------------------------------------------------------------------------------------------------------------
William L. Webb                     43      Controller-First City Bank (August 1987-May 1994);
Senior Vice President/                      Treasurer-First City Bancorp, Inc. (March 1993-March 1996);
Chief Financial Officer                     Assistant Vice President/Internal Auditor-Wilson Bank and Trust
                                            (March 1996-January 1998); Senior Vice President/Chief
                                            Financial Officer-Murfreesboro Bancorp, Inc. (January
                                            1998-Present); Senior Vice President/Chief Financial Officer -
                                            Bank of Murfreesboro (January 1998 - Present)
------------------------------------------------------------------------------------------------------------------

The above directors have served as directors since commencement of operations on October 6, 1997 except Mr. Coleman and were re-elected at the shareholder meeting on April 20, 2002. Mr. Coleman was first elected as a director in 2002. The term for each director is for one year.

At December 31, 2002, there were no family relationships among directors and executive officers. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

ITEM 10 - EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued on behalf of the chief executive officer and any other officer of the Company whose aggregate compensation exceeded $100,000 during fiscal years 2002, 2001, and 2000. No other officers had compensation in excess of $100,000.


                                     ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                                     -------------------                                   ----------------------
                                                                OTHER                                                        ALL
                                                                ANNUAL        RESTRICTED       SECURITIES                   OTHER
     NAME AND                                                   COMPEN-         STOCK          UNDERLYING        LTIP       COMPEN-
PRINCIPAL POSITION         YEAR        SALARY       BONUS       SATION          AWARDS        OPTIONS/SAR'S     PAYOUTS     SATION
------------------         ----        ------       -----       ------          ------        -------------     -------     ------
William E. Rowland,         2002      $123,700     $15,207      $   --         $     --          $    --        $   --    $     --
President and               2001      $115,000     $32,955      $   --         $     --          $    --        $   --    $     --
Chief Executive Officer     2000      $100,300     $ 3,000      $   --         $     --          $    --        $   --    $     --

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

                        OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted during 2002 fiscal year.

                            COMPENSATION OF DIRECTORS

Directors (excluding Mr. Rowland and Ms. Ewell) are paid director fees of $750 per month. No additional payments are made for committee meetings or special meetings. Mr. Rowland and Ms. Ewell do not receive any director fees.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES

Stock options listed below represent options outstanding at December 31, 2002:

                                                                NUMBER OF
                                                                SECURITIES         VALUE OF
                                                                UNDERLYING        UNEXERCISED
                                                               UNEXERCISED       IN-THE-MONEY
                                                                OPTIONS AT        OPTIONS AT
                            SHARES                           FISCAL YEAR END    FISCAL YEAR END
                         ACQUIRED UPON           VALUE         EXERCISABLE/       EXERCISABLE/
NAME                      EXERCISE(#)         REALIZED($)    UNEXRECISABLE(#)   UNEXERCISABLE($)
----                     -------------      -------------   ----------------   ----------------

William E. Rowland          - 0 -             $ 0               21,000 / 0     $102,500 / $0(1)


-----------

(1)Represents 20,000 shares with an exercise price of $10.00 and 1,000 shares with an exercise price of $12.50 and based upon a market price of $15.00 at December 31, 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATERIAL

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following individuals hold 5% or more of the outstanding voting common stock of the Company. No other individual's hold 5% or more of the outstanding voting common stock of the Company as of December 31, 2001.


 NAME AND ADDRESS                              AMOUNT AND NATURE              PERCENT
OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP          OF CLASS(1)
-------------------                           -------------------           -----------
William E. Rowland                                155,488(2)                  15.74%
1110 Virginia Avenue
Murfreesboro, Tennessee 37130

Joseph M. Swanson                                 130,340(3)                  13.52%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee 37130


(1) - As of December 31, 2002 there are 907,609 shares of outstanding voting common stock of the Company.
(2) - Includes 40,000 shares held as trustee for two sons' trusts, stock options 16,000 shares that expire on April 28, 2008, stock options for 200 shares that expire on May 15, 2011 and 64,088 shares from conversion of debentures held in individual retirement account and as trustee for sons' trusts.
(3) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 52,800 shares from conversion of debentures.

The following table shows the beneficial ownership of all directors and officers of the Company individually and as a group as of December 31, 2002.


                                                                            AMOUNT AND
                                                                            NATURE OF
 NAME AND ADDRESS                                                           BENEFICIAL     PERCENT
OF BENEFICIAL OWNER                     POSITION                            OWNERSHIP     OF CLASS(1)
-------------------                     --------                            ---------     -----------
William E. Rowland                    President, Chief Executive            155,488(2)      15.74%
1110 Virginia Avenue                    Officer and Director
Murfreesboro, Tennessee 37130

Joyce Ewell                           Executive Vice President               40,477(3)       4.34%
2807 Bowers Lane                        and Director
Murfreesboro, Tennessee 37129

Melvin R. Adams                       Director                               32,000(4)       3.48%
805 South Church Street
Murfreesboro, Tennessee 37130

Thomas E. Batey                       Director                               12,046(5)       1.32%
2802 East Main Street
Murfreesboro, Tennessee 37130

Sam B. Coleman, Jr.                   Director                                6,117(6)       0.67%
138 Laurel Hill Drive
Smyrna, Tennessee 37167

John Stanley Hooper                   Director                               22,293(7)       2.43%
3331 Siegel Lane
Murfreesboro, Tennessee 37129

William H. Sloan                      Director                               18,000(8)       1.97%
2523 Morgan Road
Murfreesboro, Tennessee 37129

Joseph M. Swanson                     Director                              130,340(9)      13.52%
100 East Vine Street - Suite 1500
Murfreesboro, Tennessee 37130

Olin O. Williams, M.D.                Director                               23,276(10)      2.53%
2007 Riverview Drive
Murfreesboro, Tennessee 37129

William L. Webb                       Senior Vice President and Chief         3,260(11)      0.36%
1438 Amberwood Circle                   Financial Officer
Murfreesboro, Tennessee 37128

All directors and officers as a group                                       464,833(12)     40.95%


-----------
(1) - As of December 31, 2001 there were 907,609 shares of outstanding voting common stock of the Company.
(2) - Includes 40,000 shares held as trustee for two sons' trusts, options for 16,000 shares that expire on April 28, 2008, stock options for 200 shares that expire on May 15, 2011 and 64,088 shares from conversion of debentures held in individual retirement account and as trustee for sons' trusts.
(3) - Includes 33 shares held as trustee for a minor, stock options for 11,200 shares that expire on April 28, 2008, stock option is for 650 shares that expire on May 15, 2011 and 13,049 shares from conversion of debentures held individually, in individual retirement account and as custodian for a minor.
(4) - Includes stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 8,000 shares from conversion of debentures.
(5) - Includes 250 shares held by wife, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 2,796 from conversion of debentures.
(6) - Includes stock options for 4,000 shares that expire December 11, 2001 and 57 shares from conversion of debentures.
(7) - Includes stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 7,053 shares from conversion of debentures held jointly with wife, in individual retirement account and in wife's individual retirement account.
(8) - Includes 5,000 shares held by wife, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 4,000 shares from conversion of debentures held individually and by wife.
(9) - Includes 500 shares held jointly with daughter, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 52,800 shares from conversion of debentures.
(10) - Includes 400 shares held as custodian for minors, stock options for 3,000 shares that expire April 28, 2008, stock options for 1,000 shares that expire May 15, 2011 and 8,876 shares from conversion of debentures held individually and as custodian for minors.
(11) - Includes 200 shares as custodian for minor children, stock options for 4,000 shares that expire on April 28, 2008, stock options for 500 shares that expire on May 15, 2011 and 60 shares from conversion of debentures held as custodian for minor children.
(12) - Includes all shares listed in notes (2) through (12) above.

There has been no change in control of the Company since the beginning of the last fiscal year. With the exception of Mr. Coleman, the above directors have served as directors since commencement of operations in 1997 and were re-elected at the shareholder meeting on April 19, 2002. Mr. Coleman was elected on April 23, 2002. The term of each director is for one year.

At December 31, 2002, there were no family relationships among directors and officers. With the exception of Dr. Williams, none of the directors of the Company serve as directors of any other company which has a class of securities registered under the Securities Exchange Act of 1934 or any other bank holding company, bank, savings and loan association or credit union. Dr. Williams is a director of National HealthCare Corp. and National HealthRealty, Inc. Mr. Swanson is a director of National Health Realty, Inc. Further, no director or executive officer has been involved in any legal proceedings including bankruptcy, criminal proceedings or injunction from involvement with any business, banking or securities activities.

Set forth below is certain information as of December 31, 2002 regarding compensation plans that authorize equity securities for issuance to employees and directors of the Company.


==================================================================================================================
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS AND          WEIGHTED AVERAGE          REMAINING AVAILABLE
                                         RIGHTS                  EXERCISE PRICE          FOR ISSUANCE UNDER PLAN
------------------------------------------------------------------------------------------------------------------
Stock Option Plan Approved
by Shareholders............             114,750                      $10.561                       -0-
------------------------------------------------------------------------------------------------------------------

Plans not approved by
Shareholders                              -0-                          -0-                         -0-
==================================================================================================================
         Total.............             114,750                      $10.561                       -0-
==================================================================================================================

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously mentioned, there are no family relationships between any of the directors and officers of the Company or Bank. Federal banking regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Company's policy is not to make any new loans or extensions of credit to the Company's executive officers and directors at different rates or terms than those offered to the general public. The aggregate amount of loans by the Company to its executive officers and directors was approximately $3,096,000 at December 31, 2002.

Federal banking regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Company's policy is not to make any new loans or extensions of credit to the Company's executive officers and directors at different rates or terms than those offered to the general public. The aggregate amount of loans by the Company to its executive officers and directors was approximately and $3,096,000 and $2,995,000 at December 31, 2002 and 2001, respectively.

The following is a summary of funds advanced to directors, officers and affiliates of the Company, as well as, repayments for the years ended December 31, 2002 and 2001 (in thousands):


                                                      2002               2001
                                                      ----               ----
Balance - beginning of year                          $2,955             $2,449
New loans and advances during the year                1,886              1,790
Repayments during the year                           (1,745)            (1,284)
--------------------------------------------------------------------------------
Balance - end of year                                $3,096             $2,955
================================================================================

The Company leases office space for a branch from director Swanson. The lease was entered into in 2000 and is for five years. During 2002 and 2001 the Company paid Director Swanson approximately $18,000 annually in rent on this location. As part of its normal course of business the Company purchases office supplies, furniture and equipment from a retail store owned by Director Batey. During 2002 and 2001, the Company paid $59,000 and $132,000, respectively for such office supplies, furniture and equipment.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

     2. Agreement and Plan of Merger. (see (b) below.)

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

    99. Additional Exhibits

        Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. Report filed December 13, 2002.

    On December 12, 2002, the Company filed a Current Report on Form 8-K to report information for Item 1(b) and Item 7. The Company reported entering into the Merger Agreement. The Merger Agreement, and a press release announcing the execution of the Merger Agreement were filed as exhibits to the Form 8-K.

ITEM 14.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)      Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MURFREESBORO BANCORP, INC.


Date:  March 26, 2003              By:   /s/ William E. Rowland
       --------                          ---------------------------------------
                                         William E. Rowland, President and Chief
                                         Executive Officer (Duly Authorized
                                         Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signatures                          Title                               Date
              ----------                          -----                               ----
   /s/ William E. Rowland                 President, Chief Executive Officer       March 26, 2003
   ------------------------------         and Director (Principal Executive
   William E. Rowland                     Officer)


   /s/ William L. Webb                    Senior Vice President and Chief          March 26, 2003
   ------------------------------         Financial Officer (Principal
   William L. Webb                        Financial and Accounting Officer)


   /s/ Joyce Ewell                        Executive Vice President and             March 26, 2003
   ------------------------------         Director
   Joyce Ewell

   /s/ Melvin R. Adams                    Director                                 March 26, 2003
   ------------------------------
   Melvin R. Adams

                                          Director
   ------------------------------
   Thomas E. Batey

   /s/ Sam B. Coleman, Jr.                Director                                 March 26, 2003
   ------------------------------
   Sam B. Coleman, Jr.


   /s/ John Stanley Hooper                Director                                 March 26, 2003
   ------------------------------
   John Stanley Hooper

   /s/ William H. Sloan                   Director                                 March 26, 2003
   ------------------------------
   William H. Sloan

                                          Director
   ------------------------------
   Joseph M. Swanson

                                          Director
   ------------------------------
   Olin O. Williams, M.D.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, William E. Rowland, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Murfreesboro Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26,2003                         /s/ William E. Rowland
-------------                         ----------------------------------------
Date                                  William E. Rowland
                                      President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, William L. Webb, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Murfreesboro Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                            /s/ William L. Webb
--------------                            --------------------------------------
Date                                      William L. Webb
                                          Senior Vice President and Chief
                                          Financial Officer