Form 10QSB
period 2003-03-31
MURFREESBORO BANCORP INC
filed 2003-05-15
CIK 1060303

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2003

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

YES   X            NO
   -------           -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES                NO   X
   -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding: 907,609 shares at May 12, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           MURFREESBORO BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003



                                 C O N T E N T S

                                                                       Page
                                                                      Number
                                                                      ------

Consolidated Balance Sheets .........................................    2

Consolidated Statements of Operations ...............................    3

Consolidated Statements of Cash Flows ...............................    4

Notes to Consolidated Financial Statements ..........................   5-6

                           MURFREESBORO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                       (Tabular amounts are in thousands)

                                           ASSETS
                                                                               March 31,   December 31,
                                                                                 2003         2002
                                                                               ---------   ------------
Cash and due from banks                                                        $  4,030     $  3,448
Federal funds sold                                                                4,618        5,322
                                                                               --------     --------
   Total cash and cash equivalents                                                8,648        8,770
                                                                               --------     --------

Securities available for sale                                                    28,774       31,905
                                                                               --------     --------

Loans, less allowance for possible loan losses
   of $967,000 and $918,000, respectively                                       106,380      100,992
Premises and equipment, net                                                       4,735        4,879
Accrued interest receivable                                                         856          896
Other assets                                                                      2,180        2,258
Deferred tax assets                                                                 348          277
                                                                               --------     --------
   Total assets                                                                $151,921     $149,977
                                                                               ========     ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                       $129,407     $127,307
Short-term borrowings                                                             1,585        1,900
Advances from Federal Home Loan Bank                                              6,000        6,000
Accrued interest payable                                                            441          352
Accrued expenses and other liabilities                                              982        1,038
Subordinated convertible capital debentures                                       3,000        3,000
                                                                               --------     --------
   Total liabilities                                                            141,415      139,597
                                                                               --------     --------


Shareholders' equity:
Preferred stock, no assigned value or rights, 1,000,000 shares authorized,
   no shares issued or outstanding                                                 --           --
Common stock, $5.00 par value, 2,000,000 shares authorized
   and 907,609 shares issued and outstanding                                      4,538        4,538
Additional paid-in capital                                                        4,530        4,530
Retained earnings                                                                 1,278        1,096
                                                                               --------     --------
   Realized shareholders' equity                                                 10,346       10,164
Accumulated other comprehensive income                                              160          216
                                                                               --------     --------
   Total shareholders' equity                                                    10,506       10,380
                                                                               --------     --------
   Total liabilities and shareholders' equity                                  $151,921     $149,977
                                                                               ========     ========


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

           (Tabular amounts are in thousands except per share amounts)

                                                                       2003       2002
                                                                      ------     ------
Interest income:
   Interest and fees on loans                                         $1,811     $1,905
   Interest on investment securities                                     235        185
   Interest on federal funds sold                                         17         15
                                                                      ------     ------
     Total interest income                                             2,063      2,105
                                                                      ------     ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                    14         35
   Interest on money market demand accounts                               56         89
   Interest on savings deposits                                            2          3
   Interest on certificates of deposit                                   613        690
                                                                      ------     ------
     Total interest expense on deposits                                  685        817
   Interest on subordinated convertible capital debentures                48         48
   Interest on short-term borrowings and advances from FHLB               39         25
                                                                      ------     ------
     Total interest expense                                              772        890
                                                                      ------     ------

     Net interest income                                               1,291      1,215
Provision for possible loan losses                                        64       --
                                                                      ------     ------
     Net interest income after provision for possible loan losses      1,227      1,215
                                                                      ------     ------

Non-interest income:
   Service charges on deposits                                            23         21
   Insufficient fund income                                              147        140
   Mortgage loan origination fees                                         66         46
   Brokerage fees                                                         49         55
   Other fees and commissions                                             34         25
   Increase in cash surrender value of officers' life insurance           22         24
   Other non-interest income                                              59         47
                                                                      ------     ------
     Total non-interest income                                           400        358
                                                                      ------     ------
Non-interest expense:
   Salaries and employee benefits                                        712        675
   Occupancy expenses, net                                                86         79
   Furniture and equipment expense                                        87         88
   Advertising expenses                                                   25         43
   Data processing expenses                                               94         94
   Other non-interest expense                                            343        317
                                                                      ------     ------
     Total non-interest expense                                        1,347      1,296
                                                                      ------     ------
Income before income taxes                                               280        277
Income tax expense                                                        99        101
                                                                      ------     ------
                Net income                                            $  181     $  176
                                                                      ======     ======
Earnings per share:
      Basic:
                Net income                                            $ 0.20     $ 0.19
                                                                      ======     ======
      Diluted:
                Net income                                            $ 0.18     $ 0.18
                                                                      ======     ======


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                       (Tabular amounts are in thousands)

                                                                                  2003          2002
                                                                                --------      --------
Operating activities:
   Net income                                                                   $    181      $    176
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Provision for possible loan losses                                               64            --
     Provision for depreciation, amortization and accretion, net                     209           121
     Stock dividend on Federal Home Loan Bank stock                                   (4)           (4)
     Changes in assets and liabilities:
        Decrease (increase) in accrued interest receivable                            40           (84)
        Increase in cash surrender value of officers' life insurance                 (41)          (24)
        Increase in deferred tax asset                                               (40)          (21)
        Decrease (increase) in other assets                                          119             3
        Increase (decrease) in accrued interest payable                               89            (7)
        Increase (decrease) in accrued expenses and other liabilities                (56)         (245)
                                                                                --------      --------
     Net cash provided by (used in) operating activities                             561           (85)
                                                                                --------      --------

Investing activities:
   Purchase of securities available for sale                                      (1,000)       (7,793)
   Maturities and calls of securities available for sale                           4,000         6,000
   Increase in loans, net                                                         (5,452)       (1,483)
   Additions to premises and equipment                                               (16)           (5)
                                                                                --------      --------
   Net cash used in investing activities                                          (2,468)       (3,281)
                                                                                --------      --------

Financing activities:
   Net increase in deposits                                                        2,100         8,877
   Net decrease in short-term borrowings                                            (315)         (507)
                                                                                --------      --------
   Net cash provided by financing activities                                       1,785         8,370
                                                                                --------      --------

Net increase (decrease) in cash and cash equivalents                                (122)        5,004

Cash and cash equivalents at the beginning of the period                           8,770         5,385
                                                                                --------      --------

Cash and cash equivalents at the end of the period                              $  8,648      $ 10,389
                                                                                ========      ========

Supplemental disclosure of other cash flow information:

Cash paid during the quarter for:

        Interest                                                                $    683      $    897
                                                                                ========      ========
        Income taxes                                                            $    236      $     50
                                                                                ========      ========

Non-cash transactions:
        Change in unrealized gain on securities available for sale              $    (87)     $   (138)
                                                                                ========      ========


See notes to consolidated financial statements.

                           MURFREESBORO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Bank of Murfreesboro (Bank), which is a full service bank, and its wholly owned subsidiaries; Bank M Insurance Group, Inc. (BIG), Bank M Mortgage Group, Inc. (BMG), Bank M Investment Center, Inc (BIC), HometownWorld, Inc. (HTW), and Bank M
         (BM). BIG offers insurance products, principally to the Bank or for loans originated by the Bank or its subsidiaries. BMG originates mortgage loans for sale to third parities as loan correspondents. BIC offers retail investment services to the general public, HTW and BM had minimal activity during the quarter ended March 31, 2003 and 2002. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of operations for the quarters ended March 31, 2003 and 2002, and changes in cash flows for the quarters ended March 31, 2003 and 2002. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to Shareholders. The results of the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Company on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income (loss) included in equity along with the related tax effect for the quarters ended March 31, 2003 and 2002, respectively.

                                                                                    Tax         Net of
                                                                    Pre-Tax      (Expense)       Tax
                                                                    Amount        Benefit       Amount
                                                                    -------      ---------      ------

                                                                             (In thousands)
         Quarter ended March 31, 2003:

         Net unrealized gain on securities available for sale        $ (87)        $  31        $ (56)
                                                                     -----         -----        -----
         Other comprehensive loss                                    $ (87)        $  31        $ (56)

         Quarter ended March 31, 2002:

         Net unrealized loss on securities available for sale        $(138)        $  52        $ (86)
                                                                     -----         -----        -----

         Other comprehensive loss                                    $(138)        $  52        $ (86)



(3)      EARNINGS PER SHARE

         The weighted average number of common shares outstanding during the quarters ended March 31, 2003 and 2002 was 907,609. The effect of dilutive common stock options was 29,834 shares for the quarter ended March 31, 2003. The dilutive effect of common stock options is estimated at 18,863 for the quarter ended March 31, 2002. For the quarter ended March 31, 2003 and 2002, the effect of the subordinated convertible capital debentures was to reflect the issuance of 240,000 shares of common stock and a reduction in interest expense of $48,000 and an additional tax expense of $18,000, for each period.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

SUMMARY

Net income for the quarter ended March 31, 2003 was $181,000 and the net income for the quarter ended March 31, 2002 was $176,000.

FINANCIAL CONDITION

Earning Assets. Average earning assets for the quarter ended March 31, 2003 totaled $136,819,000, which represented 91.4% of average total assets. Earning assets totaled $140,657,000 at March 31, 2003. Average earning assets for the quarter ended March 31, 2002 totaled $122,452,000, which represented 91.8% of average total assets. Earning assets totaled $127,328,000 at March 31, 2002.

Loan Portfolio. The Company's average loans for the quarter ended March 31, 2003 were $102,070,000 and for the quarter ended March 31, 2002 were $97,507,000. The balance in total loans at March 31, 2003 was $107,347,000 and $98,981,000 at March 31, 2002.

Investment Portfolio. The Company's investment securities portfolio averaged $28,927,000 for the quarter ended March 31, 2003 and $21,478,000 for the quarter ended March 31, 2002. The portfolio totaled $28,774,000 at March 31, 2003 and $21,987,000 at March 31, 2002.

The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized book value.

At March 31, 2003, the unrealized gain in the "Available for Sale" portfolio amounted to $259,000 and there was an unrealized gain of $91,000 at March 31, 2002. The average balance of securities "Available for Sale" during the quarter ended March 31, 2003 was $28,927,000 and the balance at March 31, 2003 was $28,774,000. The average balance of securities "Available for Sale" during the quarter ended March 31, 2002 was $21,478,000 and the balance at March 31, 2002 was $21,987,000. There were no securities classified as Held to Maturity" during the quarter ended March 31, 2003 or March 31, 2002.

Deposits. The Company's average deposits were $126,826,000 for the quarter ended March 31, 2003. This included average non-interest-bearing deposits of $9,789,000, average certificates of deposit of $78,924,000, average saving deposits of $1,709,000 and average interest-bearing transaction accounts of $36,404,000. The Company's average deposits for the quarter ended March 31, 2002 were $114,050,000. This included average non-interest-bearing deposits of $8,790,000, average certificates of deposit of $72,838,000, average savings deposits of $1,086,000 and average interest-bearing transaction accounts of $31,336,000. Deposits at March 31, 2003 were $129,407,000 and $119,894,000 at
March 31, 2002.

Capital Resources. Shareholders' equity totaled $10,506,000 at of March 31, 2003. This included $9,068,000 of common stock and additional paid-in-capital plus retained earnings of $1,278,000 and other comprehensive loss in the form of an unrealized loss on securities available for sale of $160,000.

Long-Term Debt. The Company issued $3,000,000 of floating rate subordinated convertible capital debentures ("debentures) during September 1999. Issuance costs related to the debentures is approximately $25,000. The debentures convert to common stock of the Corporation on August 31, 2011 at a conversion factor based upon the market value of the common stock on that date. If converted before that date, the conversion will be based upon one share of common stock for every $12.50 of debentures held. The debentures began accruing interest on January 1, 2000 and pay interest every December 15 with the final interest payment being made at maturity. Interest payment is based upon a rate equal to the weighted average prime rate less 0.5%. The debentures contain a floor of 6.5% for the average rate for the period. Interest expense for the quarter ended March 31, 2003 and 2002 on the debentures totaled $48,000.


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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. At March 31, 2003 and March 31, 2002, the Company had $3,300,000 and $3,500,000, respectively, of federal funds purchase lines available at three correspondent banks. None of these lines were drawn at March 31, 2003 or March 31, 2002.

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

Net interest income for the quarter ended March 31, 2003 totaled $1,291,000. This was the result of interest income of $2,063,000 and interest expense of $772,000. Interest income produced by the loan portfolio totaled $1,811,000, interest income on investment securities totaled $235,000 and interest income on federal funds totaled $17,000. Interest expense included $613,000 of interest expense on certificates of deposit, interest expense of $14,000 on interest-bearing transaction accounts, interest expense of $56,000 on money market demand accounts, interest expense on savings accounts of $2,000, interest expense on short-term borrowings of $3,000, interest expense on advances from the FHLB of Cincinnati of $36,000 and interest expense on subordinated convertible debentures of $48,000.

Net interest income for the quarter ended March 31, 2002 totaled $1,215,000. This was the result of interest income of $2,105,000 and interest expense of $890,000. Interest income produced by the loan portfolio totaled $1,905,000, interest income on investment securities totaled $185,000, and interest income on federal funds totaled $15,000. Interest expense included $690,000 of interest expense on certificates of deposit, interest expense of $35,000 on interest-bearing transaction accounts, interest expense of $89,000 on money market demand accounts, interest expense of $3,000 on savings accounts, interest expense of $5,000 on short-term borrowings, interest expense on advances from the FHLB of Cincinnati of $20,000 and interest expense of $548,000 on the subordinated convertible capital debentures.

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

The net interest margin for the quarter ended March 31, 2003 was 3.83%. The net cost of funds, defined as interest expense divided by average-earning assets, was 2.29% and the yield on earning assets was 6.12% for the quarter ended March 31, 2002. The net interest margin for the quarter ended March 31, 2002 was 4.02%. The net cost of funds for the quarter ended March 31, 2002 was 2.95% and the yield on earning assets was 6.97%.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. The interest rate spread for the quarter ended March 31, 2003 was 3.67% and for the quarter ended March 31, 2002 was 3.81%.

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

Management believes that the $967,000 at March 31, 2003 and $918,000 at December 31, 2002 in the allowance for possible loan losses are adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

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

There were no impaired loans or foreclosed real estate held for sale at March 31, 2003 or at December 31, 2002. Loans on non-accrual status at March 31, 2003 totaled $77,000 and at December 31, 2002 totaled $44,000.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and increase in the cash surrender value of officer's life insurance. In addition, any gains or losses realized from the sale of investment portfolio securities available for sale are included in non-interest income. Total non-interest income totaled $400,000 for the quarter ended March 31, 2003. This included $23,000 from service charges on deposit accounts, insufficient fund income of $147,000, other fees and commissions of $34,000, $22,000 from the increase in the cash surrender value of officers' life insurance, mortgage loan origination fees of $66,000, brokerage fees of $49,000 and $59,000 of other non-interest income. There were no gains or losses on securities during the quarter ended March 31, 2003.

Non-interest income totaled $358,000 for the quarter ended March 31, 2002. This included $21,000 on service charge on deposit accounts, other fees and commissions of $25,000, $24,000 from the increase in the cash surrender value of the officers' life insurance, insufficient fund income of $140,000, mortgage loan origination fees of $46,000, brokerage fees of $55,000, $22,000 of other non-interest income and a $25,000 gain from the sale of mortgage company subsidiaries. There were no gains or losses on securities during the quarter ended March 31, 2002.

Non-interest Expenses. Non-interest expense for the quarter ended March 31, 2003 totaled $1,347,000. Salaries and employee benefits for the quarter ended March 31, 2003 totaled $712,000. Occupancy expense for the quarter ended March 31, 2003 totaled $86,000 while furniture and equipment expense totaled $87,000. Advertising expenses totaled $25,000 and data processing expenses totaled $94,000. All other non-interest expenses totaled $343,000 for the quarter ended March 31, 2003. Other non-interest expenses include supplies and printing, telephone, postage and legal and audit fees.

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

Income Taxes. For the quarter ended March 31, 2003 the Company incurred $99,000 of income tax expenses. For the quarter ended March 31, 2001 the Company incurred income tax expenses of $101,000. The effective tax rates were 35.4% and 36.5% for the quarters ended March 31, 2003 and 2002, respectively.

RETURN ON EQUITY AND ASSETS

Return on assets (net income divided by average total assets) for the quarter ended March 31, 2003 was 0.49%. Return on equity (net income divided by average equity) for the quarter ended March 31, 2003 was 7.03%. Equity to assets (average equity divided by average total assets) for the quarter ended March 31, 2003 was 6.98%. There were no dividends paid during the quarter ended March 31, 2003, so no dividend payout ratio is presented.

Return on assets for the quarter ended March 31, 2002 was 0.54%. Return on equity for the quarter ended March 31, 2002 7.54%. Equity to assets for the quarter ended March 31, 2002 was 7.09%. There were no dividends paid during the quarter ended March 31, 2002 so no dividend payout ratio is presented.

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

AVERAGE BALANCE SHEET AND NET INTEREST INCOME


 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2003 and certain other information:

                                                                                Interest           Average
                                                            Average              Income/           Yields/
                                                            Balance              Expense            Rates
                                                           ---------           ---------           -------
                                                          (Fully taxable equivalent - dollars in thousands)
ASSETS:
Interest-earning assets:
Loans                                                      $ 102,070           $   1,811              7.20%
U.S. Treasury and other U.S. government agencies              28,927                 235              3.29%
States and municipalities                                       --                  --                 N/A
Federal funds sold                                             5,822                  17              1.16%
                                                           ---------           ---------           -------
Total interest-earning assets/interest income                136,819               2,063              6.12%
                                                           ---------           ---------           -------
Cash and due from banks                                        5,822
Other assets                                                   7,968
Allowance for possible loan losses                              (923)
                                                           ---------
Total assets                                               $ 149,686
                                                           =========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                       $  38,113                  72              0.77%
Certificates of deposit                                       78,924                 613              3.15%
Short-term borrowings                                          8,021                  39              1.98%
Advances from FHLB                                             6,000                  35              3.15%
Subordinated convertible capital debentures                    3,000                  48              6.50%
                                                           ---------           ---------           -------
Total interest-bearing liabilities/interest expense          128,058                 772              2.45%
                                                           ---------           ---------           -------
Non-interest-bearing demand deposits                           9,789
Other liabilities                                              1,398
Shareholders' equity                                          10,441
                                                           ---------
Total liabilities and shareholders' equity                 $ 149,686
                                                           =========
Net interest earnings                                                          $   1,291
                                                                               =========
Net interest income on interest-earning assets                                                        3.83%
                                                                                                   =======

 Taxable equivalent adjustment:   N/A

 The following table sets forth weighted yields earned by the Company on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the quarter ended March 31, 2002 and certain other information:

                                                                                      Interest            Average
                                                                   Average             Income/            Yields/
                                                                   Balance             Expense             Rates
                                                                  ---------           ---------           -------
                                                                 (Fully taxable equivalent - dollars in thousands)
ASSETS:
Interest-earning assets:
Loans                                                             $  97,507           $   1,905              7.92%
U.S. Treasury and other U.S. government agencies                     21,478                 185              3.49%
States and municipalities                                              --                  --                 N/A
Federal funds sold                                                    3,467                  15              1.75%
Interest bearing deposits with other financial institutions            --                  --                 N/A
                                                                  ---------           ---------           -------
Total interest-earning assets/interest income                       122,452               2,105              6.97%
                                                                  ---------           ---------           -------
Cash and due from banks                                               3,174
Other assets                                                          8,800
Allowance for possible loan losses                                   (1,012)
                                                                  ---------
Total assets                                                      $ 133,414
                                                                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Demand deposits and savings accounts                              $  32,422                 127              1.59%
Certificates of deposit                                              72,838                 690              3.84%
Short-term borrowings                                                 1,899                   5              1.07%
Advances from FHLB                                                    4,000                  20              2.03%
Subordinated convertible capital debentures                           3,000                  48              6.49%
                                                                  ---------           ---------           -------
Total interest-bearing liabilities/interest expense                 114,159                 890              3.16%
                                                                  ---------           ---------           -------
Non-interest-bearing demand deposits                                  8,790
Other liabilities                                                     1,000
Shareholders' equity                                                  9,465
                                                                  ---------
Total liabilities and shareholders' equity                        $ 133,414
                                                                  =========
Net interest earnings                                                                 $   1,215
                                                                                      =========
Net interest income on interest-earning assets                                                               4.02%
                                                                                                          =======

Taxable equivalent adjustment:      N/A

The following table presents changes in the Company's various categories of interest income and interest expense based upon the change in the average rate and the change in the average volume from the quarter ended March 31, 2003 to the quarter ended March 31, 2002 (in thousands).

                                                                                              Increase
                                                               Increase      Increase        (Decrease)
                                                              (Decrease)    (Decrease)         Due to
                                               Increase         Due to        Due to          Rate and
                                              (Decrease)        Volume         Rate            Volume
                                              ----------      ----------    ----------        --------

                                                        ASSETS

Federal funds sold                              $   2           $  10          $  (5)          $  (3)
Investment securities:
Available for sale                                 50              66            (11)             (5)
Held to maturity                                 --              --             --              --
                                                -----           -----          -----           -----
   Investment securities                           50              66            (11)             (5)
                                                -----           -----          -----           -----
Loans                                             (94)             91           (174)            (11)
                                                -----           -----          -----           -----
    Total interest earning assets                 (42)            167           (190)            (19)
                                                -----           -----          -----           -----

                                                      LIABILITIES

Demand deposits and savings accounts              (55)             23            (66)            (12)
Certificates of deposits                          (77)             59           (127)             (9)
                                                -----           -----          -----           -----
    Total interest bearing deposits              (132)             82           (193)            (21)
                                                -----           -----          -----           -----
Short-term borrowings                              (1)             --             (2)              1
Long-term debt                                     15              10              4               1
                                                -----           -----          -----           -----

    Total interest bearing liabilities           (118)             92           (191)             14
                                                -----           -----          -----           -----

  Total                                         $  76           $  75          $   1           $  --
                                                =====           =====          =====           =====

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

ASSETS

The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at March 31, 2003 and December 31, 2002 (in thousands):

                                           March 31, 2003   December 31, 2002
                                           --------------   -----------------

Interest-bearing deposits with banks          $   --            $   --
Investment securities                           28,774            31,905
Federal funds sold                               4,618             5,322
Loans:
Real estate                                     83,306            77,875
Commercial and other                            23,959            23,974
                                              --------          --------
Total loans                                    107,265           101,849
                                              --------          --------
Interest-earning assets                       $140,657          $139,076
                                              ========          ========

INVESTMENT PORTFOLIO

The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. At March 31, 2003, approximately $28,774,000 of investment securities was classified as available for sale and at December 31, 2002, approximately $31,905,000 of investment securities was classified as available for sale. Approximately $160,000 of unrealized loss and $216,000 of unrealized gain was included in shareholders' equity related to the available for sale investment securities as of March 31, 2003 and December 31, 2002, respectively. There were no of securities at March 31, 2003 and December 31, 2002 classified as held to maturity, respectively.

At March 31, 2003, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at March 31, 2003 (in thousands):

                                                 Amortized        Estimated
                                                   Cost           Fair Value
                                                 ---------        ----------
AVAILABLE FOR SALE:
U.S. Treasury                                     $ 1,001          $ 1,016
U.S. Government agencies                           26,839           26,989
States and political subdivisions                    --               --
Other securities                                     --               --
                                                  -------          -------
Total available for sale debt securities           27,840           28,005
Federal Reserve Bank stock                            351              351
Federal Home Loan Bank stock                          324              418
                                                  -------          -------
Total available for sale                           28,515           28,774
                                                  -------          -------


Total investment portfolio                        $28,515          $28,774
                                                  =======          =======


At December 31, 2002, obligations of the United States Government or its agencies represented approximately 100% of the total investment debt portfolio. The following table presents the carrying amounts of the Company's investment portfolio at December 31, 2002 (in thousands):

                                                   Amortized        Estimated
                                                     Cost           Fair Value
                                                   ---------        ----------
AVAILABLE FOR SALE:
U.S. Treasury                                       $ 1,001          $ 1,020
U.S. Government agencies                             29,792           30,120
States and political subdivisions                      --               --
Other securities                                       --               --
                                                    -------          -------
Total available for sale - debt securities           30,793           31,140
                                                    -------          -------
Federal Reserve Bank stock                              351              351
Federal Home Loan Bank Stock                            414              414
                                                    -------          -------
Total available for sale                             31,558           31,905
                                                    -------          -------



Total investment portfolio                          $31,558          $31,905
                                                    =======          =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at March 31, 2003. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                             Amortized        Estimated        Weighted
                                                               Cost          Fair Value      Average Yield
                                                             ---------       ----------      --------------
AVAILABLE FOR SALE:
U.S. Treasuries:                                              $  --            $  --                N/A
Due after 1 year within 5 years                                 1,001            1,016             3.08%
U.S. Government agencies:
Due within 1 year                                              18,544           18,729             2.87%
Due after 1 year but within 5 years                             8,201            8,260             3.60%
Due after 5 years but within 10 years                            --               --                N/A
Due after 10 years                                               --               --                N/A
                                                              -------          -------          -------
Total                                                          27,746           28,005             3.01%
                                                              -------          -------          -------
States and political subdivisions                                --               --                N/A
Other                                                            --               --                N/A
                                                              -------          -------          -------
Total investments available for sale-debt securities           27,746           28,005             3.01%
                                                              -------          -------          -------

Total investment portfolio-debt securities                    $27,746          $28,005             3.01%
                                                              =======          =======          =======

The following table presents the maturity distribution of the carrying value and estimated fair value of the Company's investment portfolio at December 31, 2002. The weighted average yields on these instruments are presented based on final maturity (dollars in thousands).

                                                             Amortized       Estimated          Weighted
                                                                Cost         Fair Value       Average Yield
                                                             ---------       ----------       -------------

AVAILABLE FOR SALE:
U.S. Treasuries                                               $  --            $  --                N/A
Due after 1 year within 5 years                                 1,001            1,020             3.08%
U.S. Government agencies:
Due within 1 year                                              14,475           14,705             3.08%
Due after 1 year but within 5 years                            15,317           15,415             3.10%
Due after 5 years but within 10 years                            --               --                N/A
Due after 10 years                                               --               --                N/A
                                                              -------          -------          -------
Total                                                          30,793           31,140             3.09%
                                                              -------          -------          -------
States and political subdivisions                                --               --                N/A
Other                                                            --               --                N/A
                                                              -------          -------          -------
Total investments available for sale-debt securities           30,793           31,140             3.09%
                                                              =======          =======          =======


Total investment portfolio-debt securities                    $30,793          $31,140             3.09%
                                                              =======          =======          =======

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

LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio at March 31, 2003 (dollars in thousands).

                                                              Percent of
                                             Balance          Total Loans
                                             -------          -----------
Real estate loans:
Construction and land development           $   7,458               7.0%
Secured by residential properties              39,033              36.4%
Secured by commercial real estate              36,815              34.3%
                                            ---------           -------
Total real estate loans                        83,306              77.7%
                                            ---------           -------
Commercial and industrial loans                 5,977               5.5%
Other consumer loans                           17,982              16.8%
                                            ---------           -------
Total loans                                   107,265             100.0%
Unamortized premiums and
  net deferred loan costs                          82               N/A
Allowance for possible loan losses               (967)              N/A
                                            ---------           -------
Net loans                                   $ 106,380               N/A
                                            =========           =======


The following table sets forth the composition of the Company's loan portfolio at December 31, 2002 (dollars in thousands).

                                                              Percent of
                                             Balance          Total Loans
                                             -------          -----------
Real estate loans:
Construction and land development           $   8,930               8.8%
Secured by residential properties              37,956              37.3%
Secured by commercial real estate              30,989              30.4%
                                            ---------           -------
Total real estate loans                        77,875              76.5%
                                            ---------           -------
Commercial and industrial loans                 5,920               5.8%
Other consumer loans                           18,054              17.7%
                                            ---------           -------
Total loans                                   101,849             100.0%
Unamortized premiums and net
   deferred loan costs                             61               N/A
Allowance for possible loan losses               (918)              N/A
                                            ---------           -------
Net loans                                   $ 100,992               N/A
                                            =========           =======

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at March 31, 2003 (in thousands).

                                                                         Maturity Range
                                                --------------------------------------------------------------
                                                One Year         One Through         Over
                                                or Less          Five Years        Five Years          Total
                                                --------         -----------       ----------         --------
LOAN MATURITY:
Real estate construction loans                  $  5,725          $  1,733          $   --            $  7,458
Real estate mortgage loans                        12,109            52,102            11,637            75,848
Commercial and industrial loans                    2,258             3,431               288             5,977
All other loans                                    4,580            10,044             3,358            17,982
                                                --------          --------          --------          --------
Total loans                                     $ 24,672          $ 67,310          $ 15,283          $107,265
                                                ========          ========          ========          ========

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                    $  9,676          $ 20,878          $ 15,283          $ 45,837
Floating or adjustable interest rates             14,996            46,432              --              61,428
                                                --------          --------          --------          --------
Total                                           $ 24,672          $ 67,310          $ 15,283          $107,265
                                                ========          ========          ========          ========

The following table sets forth the contractual maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio at December 31, 2002 (in thousands).


                                                                        Maturity Range
                                               --------------------------------------------------------------
                                               One Year         One Through         Over
                                               or Less          Five Years        Five Years          Total
                                               --------         -----------       ----------         --------
LOAN MATURITY:
Real estate construction loans                 $  5,287          $  3,643          $   --            $  8,930
Real estate mortgage loans                       10,074            47,342            11,529            68,945
Commercial and industrial loans                   4,016             1,784               120             5,920
All other loans                                   5,263             8,739             4,052            18,054
                                               --------          --------          --------          --------
Total loans                                    $ 24,640          $ 61,508          $ 15,701          $101,849
                                               ========          ========          ========          ========

LOAN INTEREST RATE SENSITIVITY:

Predetermined interest rates                   $  9,918          $ 18,380          $ 15,701          $ 43,999
Floating or adjustable interest rates            14,722            43,128              --              57,850
                                               --------          --------          --------          --------
Total                                          $ 24,640          $ 61,508          $ 15,701          $101,849
                                               ========          ========          ========          ========

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

Rules and formulas relative to the adequacy of the allowance for possible loan losses, although useful as guidelines to management, are not rigidly applied. The allowance for possible loan losses was $967,000 as of March 31, 2003 or 0.9% of loans outstanding. The allowance for possible loan losses was $918,000 as of December 31, 2002, or 0.9% of loans outstanding. The provision for possible loan losses was charged against earnings during the first quarter of 2003 was $64,000. The provision for possible loan losses charged against earnings during the year ended December 31, 2002 was $47,000. Net charge-offs during 2002 were $129,000 (consisting of charge-offs of $156,000 and recoveries of $27,000.) Net charge-offs during the first quarter of 2003 was $15,000 (consisting of charge-offs of $26,000 and recoveries of $11,000.)

No loans were past due 90 days or more and still accruing interest at March 31, 2003 or at December 31, 2002. There were $77,000 of loans classified as non-accrual at March 31, 2003 and $44,000 of loans were classified as non-accrual at December 31, 2002. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due ninety (90) days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms. There was no other real estate owned or foreclosed, any repossessed assets or impaired loans at March 31, 2003 or at December 31, 2002.

DEPOSITS

The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at March 31, 2003 and December 31, 2002 (in thousands):

                                                    March 31,     December 31,
                                                      2003            2002
                                                    ---------     ------------
Non-interest-bearing deposits:
Individuals, partnerships and corporations          $ 10,823        $  8,764
Certified and official checks                            693             575
                                                    --------        --------
Total non-interest-bearing deposits                   11,516           9,339
                                                    --------        --------
Interest-bearing deposits:
Interest-bearing demand accounts                      37,661          36,547
Saving accounts                                        1,927           1,642
Certificates of deposit, less than $100,000           50,395          49,717
Certificates of deposit, $100,000 or greater          27,908          30,062
                                                    --------        --------
Total interest-bearing deposits                      117,891         117,968
                                                    --------        --------
Total deposits                                      $129,407        $127,307
                                                    ========        ========


The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the quarter ended March 31, 2003 and the year ended December 31, 2002 (dollars in thousands):


                                            Quarter Ended                 Year Ended
                                            March 31, 2003              December 31,2002
                                        -----------------------      -----------------------

Non-interest-bearing deposits           $  9,789        N/A          $  9,239        N/A
Interest-bearing demand deposits          36,404           0.78%       34,349           1.45%
Savings accounts                           1,709           0.44%        1,353           0.90%
Certificates of deposit                   78,924           3.15%       78,223           3.48%
                                        --------        -------      --------        -------
Total deposits                          $126,826           2.37%     $123,164           2.62%
                                        ========        =======      ========        =======


At March 31, 2003, certificates of deposits greater than $100,000 aggregated approximately $27,908,000. The following table indicates, as of March 31, 2003, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                               3 Months       3 to 12        1 to 5          Over 5
                               or less        Months          Years          Years
                               --------       -------        ------          ------

Certificates of deposit        $10,964        $10,393        $ 4,528        $ 2,023
                               =======        =======        =======        =======

At December 31, 2002, certificates of deposits greater than $100,000 aggregated approximately $30,062,000. The following table indicates, as of December 31, 2002, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                               3 Months       3 to 12         1 to 5         Over 5
                               or less        Months          Years          Years
                               --------       -------         ------         ------

Certificates of deposit        $ 8,600        $17,429        $ 2,310        $ 1,723
                               =======        =======        =======        =======

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

The Company has a formal liquidity policy, and in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Bank is subject to any specific regulation liquidity requirements imposed by regulatory authorities. The Bank is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner. The ratio for average loans to average deposits for 2002 was 86.3% and for the quarter ended March 31, 2003 was 80.5%.

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

The following table gives the various capital ratios and balances at March 31, 2003 and December 31, 2002 (dollars in thousands) for the Company:


                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                             $ 10,346           $ 10,164
Less excess tax assets                                348                277
                                                 --------           --------
Total Tier I capital                                9,998           $  9,887
                                                 --------           --------

Tier II capital:
Qualifying debt                                     3,000              3,000
Qualifying allowance for loan losses                  967                918
                                                 --------           --------
Total Tier II capital                               3,967              3,918
                                                 --------           --------
Total capital                                    $ 13,965           $ 13,805
                                                 ========           ========
Risk-adjusted assets                             $114,610           $109,741
                                                 ========           ========
Quarterly average assets                         $149,686           $151,574
                                                 ========           ========

RATIOS:
Tier I capital to risk-adjusted assets                8.7%               9.0%
Tier II capital to risk-adjusted assets               3.5%               3.6%
Total capital to risk-adjusted assets                12.2%              12.6%
Leverage -- Tier I capital to quarterly
    average assets                                    6.7%               6.5%

The following table gives the various capital ratios and balances at March 31, 2003 and at December 31, 2002 (dollars in thousands) for the Bank:


                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------
CAPITAL:
Tier I capital:
Shareholders' equity                             $ 13,059           $ 12,871
Less excess tax assets                                342                335
                                                 --------           --------
Total Tier I capital                               12,717             12,536
                                                 --------           --------

Tier II capital:
Qualifying debt                                      --                 --
Qualifying allowance for loan losses                  967                918
                                                 --------           --------
Total Tier II capital                                 967                918
                                                 --------           --------
Total capital                                    $ 13,684           $ 13,454
                                                 ========           ========
Risk-adjusted assets                             $116,336           $109,818
                                                 ========           ========
Quarterly average assets                         $149,686           $151,574
                                                 ========           ========


RATIOS:
Tier I capital to risk-adjusted assets               10.9%              11.4%
Tier II capital to risk-adjusted assets               0.9%               0.9%
Total capital to risk-adjusted assets                11.8%              12.3%
Leverage -- Tier I capital to quarterly
    average assets                                    8.5%               8.3%

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


                                       Total Risk-Based      Tier I Risk-Based      Leverage
                                         Capital Ratio         Capital Ratio          Ratio
                                       ----------------      -----------------      --------
Well-capitalized                          10% or above          6% or above        5% or above
Adequately capitalized                    8% or above           4% or above        4% or above
Undercapitalized                          Less than 8%          Less than 4%       Less than 4%
Significantly undercapitalized            Less than 6%          Less than 3%       Less than 3%
Critically undercapitalized                    --                    --             2% or less

On March 31, 2003 and December 31, 2002, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SHORT-TERM BORROWINGS:

Short-term borrowings at March 31, 2003 and December 31, 2002 is comprised of the following (tabular amounts are in thousands):

                                                         March 31,   Dec. 31,
                                                           2003       2002
                                                         ---------   --------
Securities sold under agreement to repurchase
(securities underlying the repurchase agreements -
obligations of U.S. Government agencies and
corporations with amortized cost of approximately
$2,967,000 and $2,958,000 at March 31, 2003 and
December 31, 2002, respectively, and estimated fair
values of $2,959,000 and $3,010,000
at March 31, 2003 and December 31, 2002, respectively)    $ 1,585    $ 1,900
                                                          =======    =======

The Bank pays interest on these repurchase agreements at approximately 0.50% below the federal funds rate. These repurchase agreements have maturities of one day.

Securities sold under agreement to repurchase averaged approximately $1,899,000 during the quarter ended March 31, 2003 and $2,100,000 during the year ended December 31, 2002 and the maximum amount outstanding at any month end during these periods was approximately $1,910,000 and $2,475,000, respectively.

The securities underlying the repurchase agreements are held in safekeeping by a separate third party bank.

PROPERTY ACQUISITIONS:

The Company has made no significant property acquisitions during the quarter ending March 31, 2003 and does not anticipate any additional during the next year.

PERSONNEL:

The Company employed sixty-one people at March 31, 2003 which was the same number as of December 31, 2002. With the upcoming merger scheduled to occur in the second quarter, no additional staff should be added.

RESEARCH AND DEVELOPMENT:

The Company does not engage in product research and development and does not anticipate any such activities during the next twelve months.

FOREIGN TRANSACTIONS:

The Company and the Bank have not had any investment securities, loans or deposits of foreign governments, corporations or other entities.

POTENTIAL SALE TRANSACTION:

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

The merger is dependent on approval of various regulatory authorities and the affirmative vote of the majority of the outstanding shares of common stock of the Company. On April 24, 2003, the shareholders of the Company approved the sale. As of the date of this filing, all regulatory approvals had been received. The transaction is scheduled on June 10, 2003.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3. DEFAULT ON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Charter - incorporated by reference to Form 10SB filed April 30, 1998

By Laws - incorporated by reference to Form 10SB filed April 30, 1998

Instruments referring to Rights of Security Folders including Debentures - incorporated by reference to Form 10SB filed April 30, 1998 and Form 8A filed May 2, 2000

Material Contracts - incorporated by reference to Form 10SB filed April 30, 1998 and Form 10-KSB filed March 31, 1999

11. Statement re: Computation of per share earnings - Incorporated by reference to note 1 of the consolidated financial statements as of December 31, 2002 in Form 10-KSB filed March 31, 2003

99. Additional Exhibits

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


Date May 14, 2003
     ------------

By  /s/ William L. Webb
   ---------------------------------
    (Signature) *
    William L. Webb,
    Principal Accounting Officer and Chief Financial Officer

*   Print the name and title of each signing officer under his or her signature.

                                 CERTIFICATIONS


I,    William E. Rowland     , certify that:

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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                    /s/ William E. Rowland
      --------------                   ----------------------------------------

                                       William E. Rowland
                                       -----------------------------------------
                                       Chief Executive Officer

                                 CERTIFICATIONS


I,    William L. Webb           , certify that:

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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              d) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                          /s/ William L. Webb
      --------------                         -----------------------------------

                                             William L. Webb
                                             -----------------------------------
                                             Chief Financial Officer